Form 10KSB
period 2006-12-31
Powerraise Inc
filed 2007-03-08
CIK 1374718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 2006.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ___________ to ___________

                       Commission file number: 333-137251


                                 PowerRaise Inc.
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                       98-0454140
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          1687 West Broadway, Suite 303 ,Vancouver, BC, Canada V6J 1X2
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 736-6767
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12 (b) of the Exchange Act: None


         Securities registered under Section 12 (g) of the Exchange Act:

                        Common Stock, $0.001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

The registrant's net sales for the year ended December 31, 2006, were $0.

There are no voting or non-voting shares of common equity held by non-affiliates of the Registrant as of March 7, 2007. The number of outstanding shares of the registrant's Common Stock, $0.001 par value, as of March 7, 2007 was 5,581,000 shares.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.  Description of Business........................................    3
Item 2.  Description of Property........................................    7
Item 3.  Legal Proceedings..............................................    7
Item 4.  Submission of Matters to a Vote of Security Holders............    7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.......    7
Item 6.  Management's Plan of Operation.................................    8
Item 7.  Financial Statements...........................................   14
Item 8.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................   26
Item 8A. Controls and Procedures........................................   26
Item 8B. Other Information..............................................   26

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.............   27
Item 10. Executive Compensation.........................................   28
Item 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters....................   30
Item 12. Certain Relationships and Related Transactions.................   30
Item 13. Exhibits.......................................................   31
Item 14. Principal Accountant Fees and Services.........................   31


Signatures..............................................................   32

Exhibits................................................................   33

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

COMPANY HISTORY AND BUSINESS

We are in the business of marketing an internet commerce platform to enable schools to raise funds by collecting commissions from online shopping by parents and students. We were incorporated in the State of Nevada on March 11, 2005. The address of our principal executive office is 1687 West Broadway, Suite 303, Vancouver, BC, V6J 1X2.

From our incorporation until May, 2006 we raised an aggregate of $145,250 from 41 investors in a private placement. These funds were used by us primarily to develop our website. It is through this website and our agreement with LinkShare Corporation that we can now offer schools the opportunity to offer its students and their parents the ability to purchase products from a variety of merchants. Purchases made will generate commissions to the schools as long as the students and parents use our website to make purchases.

OUR BUSINESS STRATEGY.

We intend to offer the use of our PowerRaise website to schools in North America which will enable those schools to raise funds by earning commissions generated from purchases made by parents and students of the schools from merchants advertising on our website. We are able to earn such commissions through our membership in the LinkShare Network. We are members of this network pursuant to the Affiliate Membership Agreement, dated May 2005, with LinkShare Corporation, which operates the LinkShare Network. As a member of the LinkShare Network we are able to provide advertising links on our website to the websites of participating online merchants. According to information provided to us by LinkShare, there are thousands of online merchants that participate in the LinkShare Network providing products in all major consumer categories. If our agreement with LinkShare terminates, we will no longer link to merchants that have agreements with LinkShare and we will have to seek new merchant relationships. If a parent or student visiting the PowerRaise website clicks on one of the links to the online merchant, that parent or student will be directed to that merchant's site. We earn commissions on all sales made by a participating online merchant to a person who has accessed the online merchant through a link on the PowerRaise website. The amount of the commission earned varies from merchant to merchant, but ranges from 4% to 50%. We will give one half of the earned commission (2% to 25%) to the schools selected by the parent or student.

We need to introduce our website to as many of these schools as we can. We intend to send mailings to these schools containing the necessary materials to be distributed to the parents in these schools. We intend to retain the services of experienced commission-based sales agents. The commission-based agent's responsibilities will include the following:

     * to introduce the schools in their territories to the PowerRaise website.
     *    to send mailings to these schools.
     *    to establish and nurture personal relationships with the schools.

Any costs related to such activities will be incurred by the sales agents.

We will provide the necessary "back-office support" to the commission-based sales agents including:

     *    advertising and marketing materials
     *    list of schools and contacts in their areas.
     *    on-line forum to assist with their duties.

Once a parent or student goes to our website, they will see all of the merchants and products which are available. The parent or student would need to create an account with us and choose up to four schools which they would like to support. Clicking on a banner or advertisement on our site will automatically re-direct the consumer to the selected merchant's site. The parent or student can then make purchases directly from the merchant. We are not a vendor, supplier or provider of any of the goods or services accessible through the PowerRaise website. With every purchase made on the merchant's site, a commission is generated for our benefit. The commission is generated as a result of this referral. We will then submit the appropriate portion of this commission to the school. The amount of the commission which we generate is decided between LinkShare and the merchants. We expect to generate a commission to the schools ranging between 2% to 25% (this is half of the gross commission we receive) of the purchases made by the parents and students. With every purchase made on the merchant's website, a commission is generated for our benefit. The commission rates vary from 4% - 50% of the aggregate sales. Upon receipt of the commissions, we will retain 35% of the commission and pay out the balance of the commission as follows: (1) 15% will be paid to commission-based sales agents; and (2) 50% will be paid to the designated schools.

Following is an example provided to illustrate how the commission structure works:
On a $1,000 purchase from a merchant who has assigned a 10% commission to that specific item, the distribution of the $100 commission will be calculated as follows:

   Commission $100                 %                       Amount
   ---------------               -----                     ------
        Agent                     15                        $ 15
       School                     50                        $ 50
     PowerRaise                   35                        $ 35
       Totals                    100%                       $100

To implement our business strategy, we have entered into an Affiliate Membership Agreement, dated May 2005, with LinkShare Corporation. According to information provided to us by LinkShare, LinkShare is a leading provider of technology solutions to track, manage, and analyze the performance of sales, marketing, and business development initiatives.. LinkShare has agreements with over 10,000 active merchants. These merchants include Fortune 500 and prominent companies doing business online, such as J.C. Penney, 1-800-Flowers.com, Avon Products and Dell Computer Corporation. As an affiliate of the LinkShare Network we are able to provide advertising links on the PowerRaise website to participating online merchants in return for a percentage of the sales generated as a result of our efforts. In consideration thereof, we paid LinkShare a one time fee of $250. The affiliate agreement also provides that either we or LinkShare may terminate the agreement with or without cause. Should the agreement be terminated and we are unable to enter into an agreement with another internet company offering services similar to those offered by LinkShare, we will be unable to continue our business.

The agreement with LinkShare allows us to link to merchants selected by PowerRaise via the LinkShare Network from our website. The commission payable to PowerRaise by the merchant is not determined by LinkShare but by the individual merchant. By us clicking on the name of the merchant on the LinkShare site and agreeing to the terms of the master agreement with that specific merchant, we will have the ability to link to that merchant's website through our site. LinkShare is an "intended third party beneficiary" to each of the Merchant Agreements. As an "intended third party beneficiary," Linkshare, although not a party to the agreement with the merchants, may have rights enforceable pursuant to the such agreements. There is no fee structure or amounts payable to LinkShare from us apart from the initial $250 fee already paid. The agreements provide that the merchants pay us a commission only when a sale is completed. The commission varies from merchant to merchant and from item to item within each merchant's inventory but ranges from 4% to 50% of the total sale. While we do not play a role in setting any of the terms of the Merchant Agreements, the agreements provide that either we or the merchants may terminate the agreements, for any reason, provided that at least five day's prior written notice of such termination is given to the other party and LinkShare. Termination of a merchant agreement will result in the removal of that specific merchant from our website.

INDUSTRY BACKGROUND

Internet-based transactions between shoppers and merchants have grown rapidly in recent years. This growth is the result of penetration of broadband technologies and increased Internet usage; and the emergence of compelling commerce opportunities and a growing awareness among shoppers of the convenience and other benefits of online shopping.

COMPETITIVE FACTORS

Our primary competition comes primarily from several industry participants:

Incumbent Fundraiser players: These include companies such as SchoolPop (http://www.schoolpop.com/); Donation Tree (http://www.donationtree.com/); and Chinaberry. (http://www.chinaberry.com/). These companies currently dominate the online fundraising market and we expect them to remain the dominant force for the time being. These companies offer schools a program to raise funds which is similar to our program.

Alternate Fundraiser players: Other potential competitors are major online mall and search engine companies, which can use their existing user traffic to provide them with a fundraising program. For example, Shop.com has begun to offer a program to consumers to enable them to donate a portion of their purchases to non-profit organizations.

We seek to differentiate ourselves by providing shoppers on our website with faster and more user friendly search tools; while most competitors will advertise only brand's banners on their website. We are providing a smart search engine that searches for products from different merchants and compares not only the prices, but the donation rates as well.

It should be noted that we are one of the smaller companies entering this market and are substantially smaller than any of the competing companies mentioned above.

MARKETING

Our marketing efforts will be directed toward executing our strategy of building a network of relationships with schools and their parents and supporters (end-users) so they use our website for their internet shopping. We will emphasize how our website can add value and increase funding for the school with minimal efforts and capital on their end. We hope this strategy will generate revenues and establish our website as a one-stop shop for our potential customers' shopping needs.

RESEARCH AND DEVELOPMENT

From our inception on March 11, 2005 to December 31, 2006, we incurred expenses of approximately $127,551 in order to develop our website. We did not spend any specific funds on research and development activities during the period ended

December 31, 2006 other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other services that are currently in development.

EMPLOYEES

We have no full time employees at this time. All functions including development, strategy, negotiations and clerical are currently being provided by our officer, and our director on a voluntary basis and one independent contractor.

RISK FACTORS

GOING CONCERN ISSUE

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependent upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history and the discontinuation of our initial business makes it difficult to evaluate our prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

COMMON STOCK PRICE IS VOLATILE

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was recently traded on the OTC Bulletin Board and the "Pink Sheets". There is no assurance that a viable market will develop. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

     * actual or anticipated fluctuations in our future business and operating results;
     *    changes in or failure to meet market expectations; and
     * fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

WE DO NOT INTEND TO PAY DIVIDENDS

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

POSSIBLE "PENNY STOCK" REGULATION

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

     * make a special suitability determination for purchasers of penny stocks;
     * receive the purchaser's written consent to the transaction prior to the purchase; and
     * deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our corporate offices at 1687 West Broadway, Vancouver, British Columbia, V6J 1X2 in space provided to us from American Investments Ltd. We currently are paying $550 per month for this space on a month-to-month basis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of the Company's knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

MARKET INFORMATION

On February 23, 2007, our common stock commenced trading over-the-counter and was quoted on the OTC bulletin board system under the symbol "PORS."

STOCKHOLDERS

As of March 2, 2007 there were 41 stockholders of record of our common stock.

DIVIDENDS

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding "unregistered" and "restricted" common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

All common shares and any preferred shares that might be issued in the future subject to the Company's bylaws, rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company's fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management's good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management's expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management. The words "believes," "expects," "intends," "plans," "anticipates," "hopes," "likely," "will," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company's control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and

(iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

PLAN OF OPERATIONS

From the date of our incorporation on March 11, 2005 to now, we have been a startup company that has not generated any revenue and has no customers. We anticipate that we may generate revenue from operations by mid-2007. In the next twelve months our primary objective will be to complete the development of our website and execute a comprehensive marketing plan for our website; our President, Ruth Navon, with her experience in sales and marketing and with the assistance of commission-based sales agents, should be able to build a sales team that will hopefully drive both direct and indirect sales. Eventually, our commission-based sales agents will be managed by our President, Ruth Navon. All sales agents will be commission-based independent contractors.

With the filing of this registration statement we are taking the initial steps in "going public" and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our company more readily able to attract future financing. We currently hope to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. We do not yet have a market maker who has agreed to file our application. We intend to begin contacting potential market makers only following the effectiveness of this registration statement. Accordingly, we cannot provide our investors with any assurance that this registration statement will be declared effective or that our common stock will be quoted on the OTC Bulletin Board or, if quoted, that a public market will materialize. As noted herein, we will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors.

We believe that the primary source of revenue for our business model will be the commissions generated by parents shopping via the PowerRaise website. Our commission-based sales agents will contact schools in order to introduce them to the PowerRaise concept. The schools, in turn, will encourage the parents to shop via the PowerRaise website and generate commissions for the benefit of the schools. Our revenue will be a percentage of those commissions.

It is our management's opinion that upon the completion of our website, our next milestone will be to commence advertising and marketing our website. We need to market the PowerRaise website and establish customer relationships with schools in as many marketplaces in North America as possible. The web marketing industry is characterized by the need to achieve a critical mass of users in order to compete effectively. In order to develop a viable web-marketing business, we need to achieve a critical mass of 15,000 users on a monthly basis.

Following is an example provided to illustrate how the commission structure works: If in a school there are approximately 500 families and a commission-based agent introduces 30 schools to our website then he has the potential of introducing 15,000 families to our website. If only 20% (3, 000) of the 15,000 families use our website to purchase goods or services and each family spends an average of $100, then the commission based agent will generate a total of $300,000 in sales. The merchants will pay us a commission ranging from 4% and 50%. If the average commission is 25% or $75,000 then we will distribute the commission as follows: 50% or $37,500 is divided among the designated schools; 15% or $11,250 goes to the commission-based sales agent; and we retain 35% or $26,250.

 Under the leadership of our CEO, Ruth Navon, we expect to undertake an advertising and marketing campaign. While Ms. Navon will initially spearhead and design this campaign, in the future, we will need to hire or contract with a third party marketing firm to assist Ms. Navon. We estimated that the marketing expenses for the first year will be approximately $10,000. Of this amount we will allocate $1,000 which will give us access to a vast collection of qualified resumes via www.monster.com. This expenditure will give us the ability to peruse the profiles of up to 3,000 potential sales agents. In addition and at no cost to the company, we intend to have reciprocal arrangements with related internet sites (school-boards, school suppliers) where we each display the other's website link. The purpose of this arrangement is to get potential customers to visit our website. The balance will be used to pursue the company's business plan. Although Ms. Navon will be working on the initial advertising and marketing campaign, we believe that this amount is insufficient to conduct an effective marketing campaign and we will need to generate revenues in the next 12 months to cover any shortfall.

We anticipate that we will receive our first revenues in mid-2007.

Although we currently have approximately $45,000 in working capital, we anticipate that we will be spending approximately $51,800 over the next twelve-month period in pursuing this plan of operations. Our cash position as of December 31, 2006 was $44,769. In July 2006, we prepaid approximately $10,000 in legal fees. To obtain additional funding, on March 14, 2005, we entered into a loan arrangement with Shlomo Friedman, a director of the Company. Mr. Friedman lent the Company $7,500 payable upon demand not earlier than 36 months after the date of the loan, without interest. Furthermore, on September 1, 2006, we entered into a loan arrangements, as amended and restated as of September 13, 2006, with two shareholders, Itamar David and Alan Sacks. These two shareholders loaned the Company an aggregate amount of $35,000. Mr. David loaned us $5,000 and Mr. Sacks loaned us $30,000. Pursuant to the terms of their loan arrangements, the loans are due on September 13, 2008 and will accrue interest at the rate of 24% per annum. On September 13, 2008, we will owe Mr. David $7,400 and Mr. Sacks $44,400. We have the option to repay the loan at any time after December 31, 2006.

In an oral agreement our executive officer and directors have agreed to loan the Company up to $50,000 with no interest for up to 2 years should the need arise and the Company is unable to find investors within 30 days from the date such need being presented.

In the event that we are not successful in raising additional financing or that we raise only nominal financing, we anticipate that we will not be able to proceed with our business plan for the development and marketing of website (www.poweraise.com), and our business will likely fail. In such an event, our board of directors would most likely dissolve the business, unless an alternative means of supporting our business plan emerges, or another business opportunity presented itself. One alternative that may be considered by our board in such a circumstance would be a partnership with another more financially stable company interested in our website (www.poweraise.com). Due to our lack of operating history and present inability to generate revenues, there currently exists substantial doubt about our ability to continue as a going concern.

We anticipate incurring continuing operating losses for the foreseeable future. We base this expectation, in part, on the fact that we will incur substantial operating expenses in completing the development of our website and do not anticipate earning any revenues until sometime next year. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     * our ability to stay current with our website order to successfully compete with established competitors.
     *    our ability to successfully market our website to potential customers;
     *    our ability to attract and retain skilled personnel once required.

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

     * Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000 of which we prepaid $10,000;
     *    Accounting fees and expenses of approximately $2,000;
     * Development cost to complete our website (www.poweraise.com) of approximately $10,000;
     *    Marketing expenses of approximately $10,000;
     * Ongoing operating expenses consist primarily of office rent and communication cost of approximately $8,400;
     *    Interest on shareholder loans $8,400
     *    Working capital for the next twelve months will be approximately
          $3,000.

RESULTS OF OPERATIONS

During the twelve month period ended December 31, 2006, the Company remained in the development stage and has generated no revenue.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position as of December 31, 2006 was approximately $44,769. On March 14, 2005, we obtained a loan from Shlomo Friedman, our director in the amount of $7,500, the loan is payable upon demand not earlier than 36 months, without interest. On September 1, 2006, we obtained two shareholders loans, one in the amount of $30,000 from Alan Sacks and another in the amount of $5,000 from Itamar David. The loan agreements were amended and restated on September 13,

2006. The loans are due on September 13, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

Our cash position as of January 8, 2007 was approximately $45,000.

In the opinion of our management, funds currently available will not satisfy our working capital requirements up to September 30, 2007. Estimated funding required during the twelve month period ending September 30, 2007 is $51,800. Given our current cash position of 45,000 this leaves us with a shortfall of $6,800. See Risk Factor # 4.

Cash position on January 8, 2007 is $45,000

     Website Development                    $(10,000)
     Marketing and Sales                    $(10,000)
     Legal and organizational *             $(10,000)
     Accounting fees and expenses           $ (2,000)
     Rent and office                        $ (8,400)
     Working Capital                        $ (3,000)
     Interest on shareholder loans          $ (8,400)

----------
*    Expenses of approximately $20,000 of which we prepaid $10,000.

We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations will be adversely affected.

PERSONNEL

Ms. Ruth Navon, our President, Director and CEO, and Mr. Shlomo Friedman, Director, are currently each working about 20 to 30 hours per week to meet our needs. Ms. Navon has other part-time obligations but as demand requires, she will devote additional time to our operation. Other than our sole officer and one independent contractor, we have no other employees.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

RECENT ACCOUNTING PRONOUNCEMENTS

In preparing financial statements for the year ended December 31, 2006, the Company adopted the following accounting pronouncements:

     SFAS No. 123(R) -- In December 2004, the FASB issued SFAS No. 123 (Revised
     2004) (SFAS 123 (R)) "Share-based payment" SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

     SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

     SFAS No. 151 -- In November 2004, the FASB issued SFAS No. 151 (SFAS 151), "Inventory Costs" SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company as it does not have inventory.

     SFAS No. 153 -- In December 2004, the FASB issued SFAS No. 153 (SFAS 153) "Exchange of Non-monetary assets" This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company's financial position or results of operations.

     FASB Interpretation No. 46(R) -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2006 and 2005, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.


                                 POWERRAISE INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2006
                                 C O N T E N T S


     Independent Auditors' Report........................................ 15

     Balance Sheet....................................................... 16

     Statements of Operations............................................ 17

     Statements of Stockholders' Equity (Deficit)........................ 18

     Statements of Cash Flows............................................ 19

     Notes to the Financial Statements................................... 20

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PowerRaise, Inc ( A Development Stage Company)
Vancouver, BC Canada

We have audited the accompanying balance sheet of PowerRaise, Inc (A Development Stage Company) as of December 31, 2006, and the related restated statements of operations, stockholders' equity and cash flows from inception March 11, 2005 through December 31, 2006 and 2005 (Restated) and the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the restated financial statements referred to above present fairly, in all material respects, the financial position of PowerRaise, Inc (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception March 11, 2005 through December 31, 2006 and 2005 (Restated) and the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's net losses of $127,551 as of December 31, 2006 which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
----------------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
March 7, 2007


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7511 Fax (702) 253-7501

                                 POWERRAISE INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                   December 31,
                                                                      2006
                                                                    ---------
ASSETS

Current assets
  Cash and bank accounts                                            $  44,768
  Prepaid rental deposit                                                  526
                                                                    ---------

      Total current assets                                             45,294

Net property and equipment (Note 6)                                    20,035
                                                                    ---------
Total assets                                                        $  65,320
                                                                    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                  $     131
                                                                    ---------

      Total current liabilities                                           131

Loan from Director (Note 5)                                             7,500
Loan from Shareholders (Note 11)                                       35,000
                                                                    ---------

Total liabilities                                                      42,631
                                                                    ---------

Stockholders' equity (Note 9)
  Authorized:
   100,000,000 common shares par value $0.001
  Common stock
    Issued and outstanding
     5,581,000 (December 31, 2005 - 5,525,800) Common shares            5,581
  Additional paid-in capital                                          144,669
  Deficit accumulated during the development stage                   (127,551)
                                                                    ---------

      Total stockholders' equity                                       22,699
                                                                    ---------

Total liabilities and stockholders' equity                          $  65,330
                                                                    =========

   The accompanying notes are an integral part of these financial statements.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

                                                                                    Cumulative
                                        Period Ended          Period Ended        From Inception
                                        December 31,          December 31,          December 31,
                                           2006                  2005                  2006
                                        -----------           -----------           -----------
                                                               Restated
REVENUE                                 $        --           $        --           $        --
                                        -----------           -----------           -----------
OPERATING EXPENSES
  Depreciation and amortization              10,652                 4,063                14,715
  General & administrative (Note 5)          34,758                55,489                90,247
  Marketing                                      --                 2,189                 2,189
  Website                                     2,000                18,400                20,400
                                        -----------           -----------           -----------

Loss before income taxes                    (47,410)              (80,141)             (127,551)

Provision for income taxes                       --                    --                    --
                                        -----------           -----------           -----------

Net loss                                $   (47,410)          $   (80,141)          $  (127,551)
                                        ===========           ===========           ===========

Basic and diluted loss per
 Common share (1)
                                        ===========           ===========           ===========
Weighted average number
 of common shares
 outstanding (Note 9)                     5,569,953             4,911,011
                                        ===========           ===========

----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                     Deficit
                                                                                   Accumulated
                                            Common Stock            Additional      During the          Total
                                       ---------------------         Paid in       Development      Stockholders'
                                       Shares         Amount         Capital          Stage            Equity
                                       ------         ------         -------          -----            ------
Inception, March 11, 2005                   --        $   --        $     --        $      --         $     --

Common stock issued for
services March 30,2005               5,000,000         5,000                                             5,000

Sale of common stock under
private placement @ $0.25 per
share                                  525,800           526         130,924                           131,450

Net loss for the year                       --            --              --          (80,141)         (80,141)
                                     ---------        ------        --------        ---------         --------
Balance December 31, 2005            5,525,800         5,526         130,924          (80,141)          56,309

Sale of common stock under
private placement @ $0.25 per
share                                   55,200            55          13,745                            13,800

Net loss for the period                     --            --              --          (47,410)         (47,410)
                                     ---------        ------        --------        ---------         --------

Balance December 31, 2006            5,581,000        $5,581        $144,669        $(127,551)        $ 22,699
                                     =========        ======        ========        =========         ========

   The accompanying notes are an integral part of these financial statements.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   From Inception
                                                            Period Ended        Period Ended          Through
                                                            December 31,        December 31,        December 31,
                                                               2006                2005                2006
                                                             ---------           ---------           ---------
                                                                                 Restated
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                   $ (47,410)          $ (80,141)          $(127,551)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
    Depreciation and amortization expense                       10,652               4,063              14,715
    Increase in prepaid rental deposit                             (60)               (467)               (526)
    Increase (decrease) in accounts payable                     (2,369)              2,500                 131
    Common stock issued for services                                --               5,000               5,000
                                                             ---------           ---------           ---------

Net cash used in operating activities                          (39,187)            (69,045)           (108,232)
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Director (Note 5)                                    7,500               7,500
  Loan from Shareholders (Note 11)                              35,000              35,000
  Proceeds from issuance of common stock                        13,800             131,450             145,250
                                                             ---------           ---------           ---------

Net cash provided by financing activities                       48,800             138,950             187,750
                                                             ---------           ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                            (7,600)            (27,150)            (34,750)
                                                             ---------           ---------           ---------

Net cash used by investing activities                           (7,600)            (27,150)            (34,750)
                                                             ---------           ---------           ---------

Increase (decrease) in cash during the period                    2,014              42,755              44,769

Cash, beginning of the period                                   42,755                  --                  --
                                                             ---------           ---------           ---------

Cash, end of the period                                      $  44,769           $  42,755           $  44,769
                                                             =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $      --           $      --           $      --
  Cash paid for interest                                     $      --           $      --           $      --
  Common stock issued for services                           $      --           $   5,000           $   5,000

   The accompanying notes are an integral part of these financial statements.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the state of Nevada on March 11, 2005. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company and has not yet realized any revenues from its planned operations.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 fiscal year end.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective March 11, 2005 (inception).

Basic earnings (loss) per share amount is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 2. (CONTINUED)

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 2. (CONTINUED)

method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 6.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (March 11, 2005) to December 31, 2006 of $127,551. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 1, 2006, we entered into loan arrangements with two of our shareholders, Itamar David and Alan Sacks. They loaned us an aggregate amount of $35,000. Mr. David loaned us $5,000 and Mr. Sacks loaned us $30,000. The loans are due on September 1, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Shlomo Friedman, a Director, loaned the Company $7,500. The loan bears no interest and is payable on demand, not earlier than 36 months as witnessed by the promissory note dated March 14th 2005

During the twelve months ended December 31, 2006, the company paid $nil (2005- $22,500) to a Director, and $2,500 to the President and Director (2005 - $nil) as consulting fees.

See Note 9.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006

NOTE 5. (CONTINUED)

Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROPERTY AND EQUIPMENT

                                                  December 31,     December 31,
                                                      2006             2005
                                                    -------          -------
Cost:
Office and computer equipment                       $ 5,762          $ 5,762
Software development costs - website                 28,988           21,388
                                                    -------          -------
                                                     34,750           27,150
Less: Accumulated depreciation and amortization      14,715            4,063
                                                    -------          -------
                                                    $20,025          $23,087
                                                    =======          =======

The company depreciates all of its property and equipment on a straight line basis over 3 years.

NOTE 7. INCOME TAXES

Net deferred tax assets are $nil. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 8. NET OPERATING LOSSES

As of December 31, 2006, the Company has a net operating loss carryforward of approximately $127,551, which will expire 20 years from the date the loss was incurred.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 9. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

For transactions with other than employee's stock, issuances are in accordance with paragraph 8 of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received. Transactions with employee's stock issuance are in accordance with paragraphs (16-44) of SFAS 123, where issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliable measure.

On March 30, 2005, the Company issued 2,500,000 common shares (an aggregate of 5,000,000 shares) to each of its Directors for services rendered, valued at $
0.001 per share or $5,000.

During the year ended December 31, 2005, the Company accepted subscriptions for 525,800 common shares from 17 investors under a private placement scheduled to close on June 30, 2006. The private placement was not subject to any minimum investment and was priced at $0.25 per share. The Company accepted the subscriptions on various dates throughout the year.

During the six months ended June 30, 2006 the Company accepted further subscriptions on various dates throughout the period for 55,200 common shares from 24 investors under the private placement. The private placement closed on June 30, 2006.

As of December 31, 2006 the Company had 5,581,000 shares of common stock issued and outstanding.

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 10. RESTATEMENT OF THE FINANCIALS STATEMENTS

Due to an error, the website construction has been expensed rather than capitalize. This error has been corrected by capitalizing the appropriate amount.

NOTE 11. LONG-TERM DEBT

Note payable to Mr. Alan sacks a shareholder,
bearing interest at 24% per annum and
principal and interest payable September 1, 2008
The company can repay any time after Dec 31, 2006                $ 30,000

Note payable to Mr. Itamar David a shareholder,
bearing interest at 24% per annum and
principal and interest payable September 1, 2008
The company can repay any time after Dec 31, 2006                   5,000
                                                                 --------
                                                                 $ 35,000
                                                                 ========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore & Associates, Chartered are our principal independent accountants. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1924, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officer:

   Name                 Age               Positions and Offices Held
   ----                 ---               --------------------------
Ruth Navon              44        Director, President, Chief Executive Officer,
                                  Secretary and Treasurer
Shlomo Friedman         58        Director

The business address of our officer and directors is c/o PowerRaise, Inc., 1687 West Broadway, Suite 303 Vancouver, British Columbia, V6J 1X2.

Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of our officer and each of our directors for at least the last five years.

Ms. Ruth Navon has been our President, Chief Executive Officer, Secretary and Treasurer and a Director since we were incorporated on March 11, 2005. In 1999, Ms. Navon founded Itamar Multimedia, and since then she has been its principal owner and manager. Itamar Multimedia is engaged in the sale of educational software to kindergarten and elementary school age children. At Itamar Multimedia, Ms. Navon was responsible for establishing the business, defining software requirements and marketing goals, and hiring marketing people, photographers, office employees, and subcontractors. Ms. Navon received a B.A of Business Administrations from New England College.

Mr. Shlomo Friedman has been a Director since we were incorporated on March 11, 2005. Since 1995, Mr. Friedman has been the Chief Executive Officer of Lugano Capital, a company engaged in the business of mergers and acquisitions and financing of young companies.

There are no family relationships among our directors and officer. None of our directors or officer is a director in any other reporting companies. Neither our sole officer nor any of our directors has been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which any of our directors, or any associate of any such officer or director, or is a party adverse to us.

Each of our directors serve for a term of one year or until their respective successor is elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year..

AUDITORS; CODE OF ETHICS; FINANCIAL EXPERT

Our principal independent accountant is Moore & Associates, Chartered.
We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officer. We do not have a "financial expert" on the board or an audit committee or nominating committee.

POTENTIAL CONFLICTS OF INTEREST

We are not aware of any current or potential conflicts of interest with any of our executives or directors.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

Since our inception in March 2005, Ruth Navon has been a director and our sole executive officer. In March 2005, Ms. Navon was issued 2,500,000 shares in consideration for her services to us valued in the amount of $2,500. Between July 4, 2005 and December 31, 2005, Itamar Multimedia, whose principal owner and manager is Ms. Navon, was paid an aggregate of $13,900 in consideration for certain consulting services provided to us. For fiscal year ended December 31, 2006, Itamar Multimedia was paid an additional $3,000 in consideration of certain consulting services rendered to us.

The following table sets forth summary compensation during the period from March 2005 (inception) until December 31, 2006 for our principal executive officer. We have not paid any other executive officer in excess of $100,000 (including salaries and benefits) during the last two fiscal years.

                           SUMMARY COMPENSATION TABLE
                From March 2005 (inception) to December 31, 2006.

                                                                                      Nonqualified
Name and                                                              Non-Equity       Deferred
principal                                    Stock       Option     Incentive Plan   Compensation     All Other
position        Year   Salary($)  Bonus($)  Awards($)   Awards($)   Compensation($)   Earnings($)   Compensation($)  Total($)
--------        ----   ---------  --------  ---------   ---------   ---------------   -----------   ---------------  --------
  (a)           (b)      (c)        (d)       (e)         (f)            (g)             (h)             (i)           (j)
Ruth Navon (1)  2005      0          0      $2,500 (2)     0              0               0            $13,900 (3)   $16,400
                2006      0          0           0         0              0               0            $ 3,000 (4)   $ 3,000

----------
1. Ruth Navon is our president, chief executive officer, secretary, and treasurer, and a director.
2. In March 2005, Ruth Navon was issued 2,500,000 shares in consideration for her services rendered to us valued in the amount of $2,500.
3. Between July 4, 2005 and December 29, 2005, Itamar Multimedia was paid an aggregate of $13,900 in consideration for certain consulting services rendered to us.
4. Between February 2, 2006 and February 23, 2006, Itamar Multimedia was paid an aggregate of $3,000 in consideration for certain consulting services provided to us.

OUTSTANDING EQUITY AWARDS

As of December 31, 2006, neither our executive officer nor any of our directors held unexercised options, stock that had not vested, or equity incentive plan awards.

 GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

No stock options or stock appreciation rights were granted to our officer or any of our directors during the period from March 11, 2005 (inception) until December 31, 2006.

OPTION/ SAR EXERCISE.

Neither our directors nor our executive officer were issued any stock options or stock appreciation rights during the during the period from March 11, 2005 (inception) until December 31, 2006, and none of them holds unexercised stock options held as of such date.

LONG TERM INCENTIVE PLAN AWARDS.

We have no long-term incentive plans.

COMPENSATION OF DIRECTORS

As discussed above in the section on Summary Compensation, $3,000 was paid to Itamar Multimedia (whose principal owner and manager is Ms. Navon), during the fiscal year ended December 31, 2006. Except for the foregoing, none of our directors received any compensation for fiscal year ended December 31, 2006.

EMPLOYMENT CONTRACTS

There are no employment agreements between us and our sole executive officer or any of our two directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2006, concerning the ownership of the Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding Common Stock, (b) our executive officer and each of our directors and (c) all current directors and executive officer as a group. Unless otherwise indicated, the address of each person listed is c/o PowerRaise, Inc., 1687 West Broadway, Vancouver, British Columbia, V6J 1X2.

Based on 5,581,000 shares of our Common Stock outstanding as of December 31, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

                                   Number of Shares               Percent of
                                    of Common Stock              Common Stock
Name of Beneficial Owner           Beneficially Owned         Beneficially Owned
------------------------           ------------------         ------------------
Ruth Navon                             2,500,000                     44.8%

Shlomo Friedman                        2,500,000                     44.8%

All  directors  and executive
 officer as a group (two
 persons)                              5,000,000                     89.6%

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company's securities, known to management, which may result in a change in control of the Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2005, Ruth Navon, our president, chief executive officer, secretary, and treasurer, and a director, was issued 2,500,000 shares in consideration for her services to the Company.

From March 11, 2006 (inception) to December 31, 2006, Itamar Multimedia, whose principal owner and manager is Ms. Navon, was paid an aggregate of $13,900 in consideration for certain consulting services provided to the Company by Itamar Multimedia. For fiscal year ended December 31, 2006, Itamar Multimedia was paid an aggregate of $3,000 in consideration for certain consulting services provided to us.

In March 2005, Shlomo Friedman, a director, was issued 2,500,000 shares in consideration for his services to us. For fiscal year ended December 31, 2005, Lugano Capital Ltd., whose principal owner and manager is Shlomo Friedman, was paid $22,500 in the aggregate in consideration for certain consulting services provided to us.

On March 14, 2005, Shlomo Friedman made a loan to us in the amount of $7,500 which is repayable upon demand not earlier than 36 months after the date of the Loan Promissory Note, without interest.

The Company does not have a Code of Conduct and Ethics which specifies the Company's policy relating to conflicts of interest.

During the past two years, there have been no material transactions or series of similar transactions to which The Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 33 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

     Fee Category          Fiscal 2006 Fees          Fiscal 2005 Fees
     ------------          ----------------          ----------------
     Audit Fees               $2,000.00                     $ 0
     Tax Fees                        --                      --
     Total Fees               $2,000.00                     $ 0

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Powerraise, Inc.


Date: March 7, 2007            By: /s/ Ruth Navon
                                  ----------------------------------------------
                                  Ruth Navon
                                  President, Chief Executive Officer, Treasurer, Secretary and Director (principal executive, financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

   Signature                             Title                         Date
   ---------                             -----                         ----


/s/  Ruth Navon              President, Chief Executive Officer,   March 7, 2007
---------------------------  Treasurer, Secretary and Director
Ruth Navon                   principal executive, financial and
                             (accounting officer)

                                    EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
  ---                             -----------

3(i)    Articles of Incorporation of the Company (*).

3(ii)   By-laws of the Company (*).

3(iii)  Form of Common Stock Certificate of the Company (*).

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

----------
(*) Previously filed on Form SB-2 on September 12, 2006; file No. 333-137251 and incorporated herein by reference.