Form 10KSB/A
period 2006-12-31
Powerraise Inc
filed 2007-03-15
CIK 1374718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

The aggregate market value of our shares of common equity held by non-affiliates of the Registrant as of March 12, 2007 based upon 0.25 is $145,250.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, as of March 12, 2007 was 5,581,000 shares.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I

Item 1.   Description of Business.........................................   3
Item 2.   Description of Property.........................................   7
Item 3.   Legal Proceedings...............................................   7
Item 4.   Submission of Matters to a Vote of Security Holders.............   7

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........   7
Item 6.   Management's Discussion and Analysis or Plan of Operation.......   8
Item 7.   Financial Statements............................................  14
Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  26
Item 8A.  Controls and Procedures.........................................  26
Item 8B.  Other Information...............................................  26

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act...............  26
Item 10.  Executive Compensation..........................................  28
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................  29
Item 12.  Certain Relationships and Related Transactions..................  30
Item 13.  Exhibits........................................................  30
Item 14.  Principal Accountant Fees and Services..........................  31

Signatures    ............................................................  32

Exhibits      ............................................................  33

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

We will provide the necessary "back-office support" to the commission-based sales agents including:-

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

Following is an example provided to illustrate how the commission structure works:

On a $1,000 purchase from a merchant who has assigned a 10% commission to that specific item, the distribution of the $100 commission will be calculated as follows:

             Commission $100            %              Amount
             ---------------          ----             ------
                  Agent                15                $15
                 School                50                $50
               PowerRaise              35                $35
                 Totals               100%              $100

To implement our business strategy, we have entered into an Affiliate Membership Agreement, dated May 2005, with LinkShare Corporation. According to information provided to us by LinkShare, LinkShare is a leading provider of technology solutions to track, manage, and analyze the performance of sales, marketing, and business development initiatives. LinkShare has agreements with over 10,000 active merchants. These merchants include Fortune 500 and prominent companies doing business online, such as J.C. Penney, 1-800-Flowers.com, Avon Products and Dell Computer Corporation. As an affiliate of the LinkShare Network we are able to provide advertising links on the PowerRaise website to participating online merchants in return for a percentage of the sales generated as a result of our efforts. In consideration thereof, we paid LinkShare a one time fee of $250. The affiliate agreement also provides that either we or LinkShare may terminate the agreement with or without cause. Should the agreement be terminated and we are unable to enter into an agreement with another internet company offering services similar to those offered by LinkShare, we will be unable to continue our business.

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

RESEARCH AND DEVELOPMENT

From our inception on March 11, 2005 to September 30, 2006, we incurred expenses of approximately $49,388 in order to develop our website. We did not spend any specific funds on research and development activities during the period ended September 30, 2006 other than expenses that were generally incurred in the development of our business. We expect that our annual research and development expenses will increase as we complete work on other services that are currently in development.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the last fiscal quarter covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

MARKET INFORMATION

On February 23, 2007, our common stock commenced trading over-the-counter and was quoted on the OTC bulletin board system under the symbol "PORS.OB"

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this annual report. The Company's fiscal year end is December 31.

FORWARD-LOOKING STATEMENTS

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances, except to the extent required under the federal securities and other applicable laws.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

PLAN OF OPERATION

We are a development stage company that has not generated any revenue and has no customers. We anticipate that we may generate revenue from operations by mid-2007. In the next twelve months our primary objective will be to complete the development of our website and execute a comprehensive marketing plan for our website; our President, Ruth Navon, with her experience in sales and marketing and with the assistance of commission-based sales agents, should be able to build a sales team that will hopefully drive both direct and indirect sales. Eventually, our commission-based sales agents will be managed by our President, Ruth Navon. All sales agents will be commission-based independent contractors.

We will require further financing to fund the expansion of our business. We cannot assure you that we will be able to obtain financing in an amount sufficient to attain our business objectives and on terms acceptable to us. The issuance of our equity securities will result in dilution to holders of our common stock.

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

Although we currently have approximately $45,000 in working capital, we anticipate that we will be spending approximately $51,800 over the next twelve-month period in pursuing this plan of operations. Our cash position as of September 30, 2006 was $48,264. In July 2006, we prepaid approximately $10,000 in legal fees. To obtain additional funding, on March 14, 2005, we entered into a loan arrangement with Shlomo Friedman, a director of the Company. Mr. Friedman lent the Company $7,500 payable upon demand not earlier than 36 months after the date of the loan, without interest. Furthermore, on September 1, 2006, we entered into a loan arrangements, as amended and restated as of September 13, 2006, with two shareholders, Itamar David and Alan Sacks. These two shareholders loaned the Company an aggregate amount of $35,000. Mr. David loaned us $5,000 and Mr. Sacks loaned us $30,000. Pursuant to the terms of their loan arrangements, the loans are due on September 13, 2008 and will accrue interest at the rate of 24% per annum. On September 13, 2008, we will owe Mr. David $7,400 and Mr. Sacks $44,400. We have the option to repay the loan at any time after December 31, 2006.

Our executive officer and directors have orally agreed to loan the Company up to $50,000 without interest for up to 2 years if the Company is unable to find investors within 30 days of the date the need for financing arises. and is presented to them..

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

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

     * Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000, of which we prepaid $10,000;
     *    Accounting fees and expenses of approximately $2,000;
     * Development cost to complete our website (www.poweraise.com) of approximately $10,000;
     *    Marketing expenses of approximately $10,000;
     * Ongoing operating expenses consist primarily of office rent and communication cost of approximately $8,400;
     *    Interest on shareholder loans $8,400
     *    Working capital for the next twelve months will be approximately
          $3,000.

RESULTS OF OPERATIONS

During the twelve month period ended December 31, 2006, the Company remained in the development stage and has generated no revenue.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

LIQUIDITY AND CAPITAL RESOURCES

Our cash position as of September 30, 2006 was approximately $48,264. On March 14, 2005, we obtained a loan from Shlomo Friedman, our director in the amount of $7,500, the loan is payable upon demand not earlier than 36 months, without interest. On September 1, 2006, we obtained two shareholders loans, one in the amount of $30,000 from Alan Sacks and another in the amount of $5,000 from Itamar David. The loan agreements were amended and restated on September 13, 2006. The loans are due on September 13, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

Our cash position as of January 8, 2007 was approximately $45,000.

In the opinion of our management, funds currently available will not satisfy our working capital requirements up to September 30, 2007. Estimated funding required during the twelve month period ending September 30, 2007 is $51,800. Our cash position at March 1, 2007, was approximately $44,500.

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

We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, our business prospects and ability to continue our operations may be severely harmed, and we may have to curtail, suspend or cease our business activities.

PERSONNEL

Ms. Ruth Navon, our President, Director and CEO, and Mr. Shlomo Friedman, Director, each devote about 20 to 30 hours per week to our business. Although Ms. Navon has other part-time obligations, she is willing to devote additional time to our operations, if required. Other than our sole officer and one independent contractor, we have no other employees.

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

ITEM 7.  FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2006 and 2005, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.33


                                 POWERRAISE INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2006
                                 C O N T E N T S


     Independent Auditors' Report.................................... 15

     Balance Sheet................................................... 16

     Statements of Operations........................................ 17

     Statements of Stockholders' Equity (Deficit).................... 18

     Statements of Cash Flows........................................ 19

     Notes to the Financial Statements............................... 20

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


/s/ Moore & Associates, Chartered
---------------------------------
Moore & Associates Chartered
Las Vegas, Nevada
March 7, 2007


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

                                 POWERRAISE INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS


                                        Period Ended          Period Ended
                                        December 31,          December 31,          Cumulative
                                           2006                  2005             From Inception
                                        -----------           -----------         --------------
REVENUE                                 $        --           $        --           $        --
                                        -----------           -----------           -----------
OPERATING EXPENSES
  Depreciation and amortization              10,652                 4,063                14,715
  General & administrative (Note 5)          34,758                55,489                90,247
  Marketing                                      --                 2,189                 2,189
  Website                                     2,000                18,400                20,400
                                        -----------           -----------           -----------

Loss before income taxes                    (47,410)              (80,141)             (127,551)

Provision for income taxes                       --                    --                    --
                                        -----------           -----------           -----------

Net loss                                $   (47,410)          $   (80,141)          $  (127,551)
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

                                 POWERRAISE INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS



                                                            Period Ended        Period Ended
                                                            December 31,        December 31,         Cumulative
                                                               2006                2005            From Inception
                                                             ---------           ---------         --------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss                                                   $ (47,410)          $ (80,141)          $(127,551)
  Adjustments To Reconcile Net Loss To Net Cash
   Used By Operating Activities
    Depreciation and amortization expense                       10,652               4,063              14,715
    Increase in prepaid rental deposit                             (60)               (467)               (526)
    Increase (decrease) in accounts payable                     (2,369)              2,500                 131
    Common stock issued for services                                --               5,000               5,000
                                                             ---------           ---------           ---------

Net cash used in operating activities                          (39,187)            (69,045)           (108,232)
                                                             ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Director (Note 5)                                    7,500               7,500
  Loan from Shareholders (Note 11)                              35,000              35,000
  Proceeds from issuance of common stock                        13,800             131,450             145,250
                                                             ---------           ---------           ---------

Net cash provided by financing activities                       48,800             138,950             187,750
                                                             ---------           ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                            (7,600)            (27,150)            (34,750)
                                                             ---------           ---------           ---------

Net cash used by investing activities                           (7,600)            (27,150)            (34,750)
                                                             ---------           ---------           ---------

Increase (decrease) in cash during the period                    2,014              42,755              44,769

Cash, beginning of the period                                   42,755                  --                  --
                                                             ---------           ---------           ---------

Cash, end of the period                                      $  44,769           $  42,755           $  44,769
                                                             =========           =========           =========

Supplemental disclosure with respect to cash flows:
  Cash paid for income taxes                                 $      --           $      --           $      --
  Cash paid for interest                                     $      --           $      --           $      --
  Common stock issued for services                           $      --           $   5,000           $   5,000

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

See Note 9.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a  specific  business  opportunity  becomes  available,  such

                                 POWERRAISE INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2006


NOTE 5. (CONTINUED)

persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

ITEM 8A. CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this annual report on Form 10-KSB, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, were effective in design and operation. There have been no changes in our system of internal control over financial reporting in connection with the evaluation by our principal executive officer and principal financial officer during the period since December 31, 2005 through the date of the filing of this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year.

AUDITORS; CODE OF ETHICS; FINANCIAL EXPERT

Our principal independent accountant is Moore & Associates, Chartered.
We do not have a Code of Conduct and Ethics applicable to our principal executive, financial and accounting officer which specifies the Company's policy relating to conflicts of interest. We do not have a "financial expert" on the board or an audit committee or nominating committee.

POTENTIAL CONFLICTS OF INTEREST

We are not aware of any existing or potential conflicts of interest with any of our executives or directors.

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

                           SUMMARY COMPENSATION TABLE
                From March 2005 (inception) to December 31, 2006.

                                                                                      Nonqualified
Name and                                                              Non-Equity       Deferred
principal                                    Stock       Option     Incentive Plan   Compensation     All Other
position        Year   Salary($)  Bonus($)  Awards($)   Awards($)   Compensation($)   Earnings($)   Compensation($)  Total($)
--------        ----   ---------  --------  ---------   ---------   ---------------   -----------   ---------------  --------
  (a)           (b)      (c)        (d)       (e)         (f)            (g)             (h)             (i)           (j)
Ruth Navon      2006      0          0           0         0              0               0            $ 3,000 (1)   $ 3,000
                2005      0          0      $2,500 (2)     0              0               0            $13,900 (3)   $16,400

CEO, President, Treasurer and Director


----------
(1) Between February 2, 2006 and February 23, 2006, Itamar Multimedia was paid an aggregate of $3,000 in consideration for certain consulting services provided to us.
(2) In March 2005, Ruth Navon was issued 2,500,000 shares in consideration for her services rendered to us valued in the amount of $2,500.
(3) Between July 4, 2005 and December 29, 2005, Itamar Multimedia was paid an aggregate of $13,900 in consideration for certain consulting services rendered to us.

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

LONG TERM INCENTIVE PLAN AWARDS.

We have no long-term incentive plans.

COMPENSATION OF DIRECTORS

During the fiscal year ended December 31, 2006, we paid.$3,000 to Itamar Multimedia, whose principal owner and manager is Ms. Navon, for consulting services. Except for the foregoing, none of our directors received any compensation for fiscal year ended December 31, 2006.

EMPLOYMENT CONTRACTS

There are no employment agreements between us and our sole executive officer or any of our two directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 14, 2007, concerning the ownership of our Common Stock by (a) each person who, to the best of our knowledge, beneficially owned on that date more than 5% of our outstanding Common Stock, (b) each of our executive officers and directors and
(c) all directors and executive officers as a group. Unless otherwise indicated, the address of each person listed is c/o PowerRaise, Inc., 1687 West Broadway, Vancouver, British Columbia, V6J 1X2.

As of March 14, 2007, we had outstanding 5,581,000 shares of Common Stock.

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 34 of this Form 10-KSB, and are incorporated herein by this reference.

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

                               PowerRaise, Inc.


Date: March 14, 2007           By: /s/ Ruth Navon
                                  ----------------------------------------------
                                  Ruth Navon
                                  President, Chief Executive Officer, Treasurer, Secretary and Director (principal executive, financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----


/s/ Ruth Navon                        President                  March 14, 2007
------------------------------
Ruth Navon



/s/ Shlomo Friedman                   Director                   March 14, 2007
------------------------------
Shlomo Friedman

                                    EXHIBITS

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------

3(i)    Articles of Incorporation of the Registrant (*).

3(ii)   By-laws of the Registrant (*).

4.1     Form of Common Stock Certificate of the Registrant (*).

4.2 Loan Promissory Note dated March 14, 2005 made by the Registrant in favor of Shlomo Friedman**

4.3 Amended and Restated Loan Promissory Note, dated September 13, 2006, made by the Registrant in favor of Itamar David.**

4.4 Amended and Restated Loan Promissory Note, dated September 13,2006, made by the Registrant in favor of Alan Sacks**

10.1 Affiliate Membership Agreement, dated May, 2006, between the Registrant and LinkShare Corporation*

10.2    Form of Master Agreement between the Registrant and the Merchants**

10.3 Website Maintenance Agreement, dated July 6, 2005, between the Registrant and Itamar David**

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

----------
(*) Incorporated by reference herein from the Registrant's Registration Statement on Form SB-2 (Registration No. 333-137251) filed with the SEC on September 12, 2006.

(**) Incorporated by reference herein from Amendment No.1 to the Registrant's Registration Statement on Form SB-2 (Registration No. 333-137251) filed with the SEC on December 18, 2006.