Form 10QSB
period 2007-03-31
Powerraise Inc
filed 2007-05-10
CIK 1374718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission File Number 333-137251


                                POWERRAISE, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                               98-0454140
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          1687 West Broadway, Suite 303, Vancouver, BC, Canada V6J 1X2
                    (Address of principal executive offices)

                                 (604) 736-6767
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

     There were 5,581,000 shares of common stock, $0.001 par value per share, outstanding on May 7, 2007.

     For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Powerraise, Inc.

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places.

     Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

                                      INDEX

                                POWERRAISE, INC.


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                           14

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   18

Item 1A. Risk Factors                                                        18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits                                                            18

Signatures                                                                   19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                POWERRAISE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                      March 31,
                                                                        2007
                                                                      ---------
ASSETS

Current Assets
  Cash and bank accounts                                              $  12,662
  Prepaid rental deposit                                                    526
                                                                      ---------

      Total Current Assets                                               13,189
                                                                      =========

Net property and equipment (Note 6)                                      18,838
                                                                      ---------
Total Assets                                                          $  32,027
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts Payable                                                    $     131
                                                                      ---------
      Total current liabilities                                             131
                                                                      ---------

Loan from Shareholders (Note 10)                                         30,000
                                                                      ---------
Total liabilities                                                        30,000
                                                                      ---------
Stockholders' Equity (note 4)
  Common Stock, authorized
   100,000,000 shares, par value $0.0001
  Preferred Stock, autorized
   10,000,000 shares, par value $0.001

  Issued and outstanding on
   March 31, 2007 is 5,581,000                                            5,581
  Paid in Capital                                                       144,669

  Deficit Accumulated During the
   Development Stage                                                   (148,354)
                                                                      ---------

      Total Stockholders' Equity                                          1,896
                                                                      ---------
Total Liabilities and Stockholders' Equity                            $  32,027
                                                                      =========

         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                    For the Period        For the Period
                                              For the Three         March 11, 2005        March 11, 2005
                                               Months Ended         (Inception) To        (Inception) To
                                              March 31, 2007        March 31, 2006        March 31, 2007
                                              --------------        --------------        --------------
Revenue                                        $        --           $        --           $        --

Expenses
  Depreciation and amortization                      2,606                 4,495                17,321
  Consulting                                            --                52,574                52,574
  General and Administrative (Note 5)                3,962                11,512                23,113
  Professional Fees                                 13,982                 2,528                32,901
  Marketing                                             --                 2,189                 2,189
  Website                                               --                20,400                20,400
                                               -----------           -----------           -----------
  Loss before other income/(expense)
   and income taxes                                 20,551                93,698               148,498
                                               -----------           -----------           -----------
  Interest Income                                                                                  144

Net (Loss)                                     $   (20,551)          $   (93,698)          $  (148,354)
                                               ===========           ===========           ===========

Basic and Diluted (Loss) per Share                       a                     a                     a
                                               -----------           -----------           -----------

Weighted Average Number of Shares                5,314,746             5,062,604
                                               -----------           -----------

a = Less than ($0.01) per share

         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                  MARCH 11, 2005 (INCEPTION) TO MARCH 31, 2007

                                            Common Stock
                                        ---------------------      Paid in     Subscriptions    Accumulated     Total
                                        Shares         Amount      Capital      Receivable        Deficit       Equity
                                        ------         ------      -------      ----------        -------       ------
INCEPTION MARCH 11, 2005                     --       $    --     $      --      $    --         $      --     $     --

Common stock issued for
Services March 30, 2005               5,000,000         5,000            --                                       5,000

Sale of common stock under private      525,800           526       130,924                                     131,450
placement @ $0.25 per share
Net (Loss)                                                                                         (80,141)     (80,141)
                                     ----------       -------     ---------      -------         ---------     --------
BALANCE, DECEMBER 31, 2005            5,525,800         5,526       130,924           --           (80,141)      56,309

Sale of common stock under private
placement @ $0.25 per share              55,200            55        13,745                                      13,800

Net (Loss)                                                                                         (47,662)     (47,662)
                                     ----------       -------     ---------      -------         ---------     --------
BALANCE, DECEMBER 31, 2006            5,581,000       $ 5,581       144,669           --          (127,803)      22,447

Net (Loss)                                                                                         (20,551)     (20,551)
                                     ----------       -------     ---------      -------         ---------     --------

BALANCE, MARCH 31, 2007               5,581,000       $ 5,581     $ 144,669      $    --         $(148,354)    $  1,896
                                     ==========       =======     =========      =======         =========     ========


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                        For the Period      For the Period
                                                    For the Three       March 11, 2005      March 11, 2005
                                                     Months Ended       (Inception) To      (Inception) To
                                                    March 31, 2007      March 31, 2006      March 31, 2007
                                                    --------------      --------------      --------------
Operating Activities
  Net (Loss)                                          $ (20,551)          $ (93,698)          $(148,354)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Depreciation and amortization expense                2,606               4,495              17,321
     Increase in prepaid rental deposit                      --                (467)               (527)
     Increase (decrease) in accounts payable                 --                 (47)                131
     Common stock issued for services                        --                                   5,000
                                                      ---------           ---------           ---------
Net Cash (Used) by Operating Activities                 (17,945)            (89,718)           (126,428)
                                                      ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Director (Note 5)                                                 7,500
  Loan from Shareholders (Note 11)                      (12,500)                  0              30,000
  Proceeds from issuance of common stock                     --           $ 149,750           $ 150,250
                                                      ---------           ---------           ---------
Cash Provided by Financing Activities                   (12,500)            157,250             180,250
                                                      ---------           ---------           ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment                     (1,409)            (34,750)             36,159
                                                      ---------           ---------           ---------
Net cash used by investing activities                    (1,409)            (34,750)             36,159
                                                      ---------           ---------           ---------

Net Increase in Cash                                    (31,854)             32,782              12,662

Cash, Beginning of Period                                44,516              32,782                  --
                                                      ---------           ---------           ---------

Cash, End of Period                                   $  12,662           $  65,564           $  12,662
                                                      =========           =========           =========

Supplemental Information:
  Interest Paid                                       $      --           $      --           $      --
  Income Taxes Paid                                   $      --           $      --           $      --


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


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

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


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

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 2. (CONTINUED)

method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 6.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (March 11, 2005) to March 31, 2007 of $148,354. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 1, 2006, we entered into loan arrangements with two of our shareholders, Itamar David and Alan Sacks. They loaned us an aggregate amount of $35,000. Mr. David loaned us $5,000 and Mr. Sacks loaned us $30,000. The loans are due on September 1, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

On March 22, 2007 we repaid the loan to Itamar David in full with interest of $667.39 for a total of $5,667.39.

As of March 31, 2007 there is one loan outstanding to Alan sacks in the amount of $30,000.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Shlomo Friedman, a Director, loaned the Company $7,500. The loan bears no interest and is payable on demand, not earlier than 36 months as witnessed by the promissory note dated March 14th 2005

On March 22, 2007 the company repaid the loan to its director Shlomo Friedman in the amount of $7,500.

During the twelve months ended March 31, 2007, the company paid $nil (2005- $22,500) to a Director, and $2,500 to the President and Director (2005 - $nil) as consulting fees.

See Note 9.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 5. (CONTINUED)

persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROPERTY AND EQUIPMENT


                                                 March 31, 2007   March 31, 2006
                                                 --------------   --------------
Cost:
  Office and computer equipment                      $ 7,171         $ 5,762
  Software development costs - website                28,988          28,988
                                                     -------         -------
                                                      36,159          34,750
  Less: Accumulated depreciation and amortization     17,321           4,495
                                                     -------         -------
                                                     $18,838         $30,255
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

NOTE 8. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carryforward of approximately $148,354, which will expire 19 years from the date the loss was incurred.

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 9. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

As of March 31, 2007 the Company had 5,581,000 shares of common stock issued and outstanding.

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 10. LONG-TERM DEBT

Note payable to Mr. Alan sacks a shareholder,
bearing interest at 24% per annum and
principal and interest payable September 1, 2008
The company can repay any time after Dec 31, 2006              $ 30,000
                                                               --------

                                                               $ 30,000
                                                               ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE CORRESPONDING NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. CERTAIN STATEMENTS CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE "FORWARD-LOOKING STATEMENTS." SUCH STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

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

Following is an example provided to illustrate how the commission structure works: If in a school there are approximately 500 families and a commission-based agent introduces 30 schools to our website then he has the potential of introducing 15,000 families to our website. If only 20% (3,000) of the 15,000 families use our website to purchase goods or services and each family spends an average of $100, then the commission based agent will generate a total of $300,000 in sales. The merchants will pay us a commission ranging from 4% and 50%. If the average commission is 25% or $75,000 then we will distribute the commission as follows: 50% or $37,500 is divided among the designated schools; 15% or $11,250 goes to the commission-based sales agent; and we retain 35% or $26,250.

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

We anticipate that we will receive our first revenues in the last quarter of 2007.

Although we currently have approximately $12,662 in working capital, we anticipate that we will be spending approximately $51,800 over the next twelve-month period in pursuing this plan of operations. Our cash position as of March 31st 2007 was $12,662. In July 2006, we prepaid approximately $10,000 in legal fees. To obtain additional funding, on March 14, 2005, we entered into a loan arrangement with Shlomo Friedman, a director of the Company. Mr. Friedman lent the Company $7,500 payable upon demand not earlier than 36 months after the date of the loan, without interest. Furthermore, on September 1, 2006, we entered into a loan arrangements, as amended and restated as of September 13, 2006, with two shareholders, Itamar David and Alan Sacks. These two shareholders loaned the Company an aggregate amount of $35,000. Mr. David loaned us $5,000 and Mr. Sacks loaned us $30,000. Pursuant to the terms of their loan arrangements, the loans are due on September 13, 2008 and will accrue interest at the rate of 24% per annum. On September 13, 2008, we will owe Mr. David $7,400 and Mr. Sacks $44,400. We have the option to repay the loan at any time after December 31, 2006. The loans to Mr. David and Mr. Friedman were repaid on March 22nd 2007.

Our executive officer and directors have orally agreed to loan the Company up to $50,000 without interest for up to 2 years if the Company is unable to find investors within 30 days of the date the need for financing arise and is presented to them..

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

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation for the next twelve months:

     *    Accounting fees and expenses of approximately $2,000;
     * Development cost to complete our website (www.poweraise.com) of approximately $10,000;
     *    Marketing expenses of approximately $10,000;
     * Ongoing operating expenses consist primarily of office rent and communication cost of approximately $8,400;
     *    Interest on shareholder loans $7,700
     *    Working capital for the next twelve months will be approximately
          $3,000.

RESULTS OF OPERATIONS

During the twelve month period ended March 31, 2007, the Company remained in the development stage and has generated no revenue.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

LIQUIDITY AND CAPITAL RESOURCES

On March 14, 2005, we obtained a loan from Shlomo Friedman, our director in the amount of $7,500, the loan was payable upon demand not earlier than 36 months, without interest - repaid March 22nd 2007. On September 1, 2006, we obtained two shareholders loans, one in the amount of $30,000 from Alan Sacks and another in the amount of $5,000 from Itamar David - repaid to Mr. David with interest on March 22nd 2007. The loan agreements were amended and restated on September 13, 2006. The loans are due on September 13, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

Our cash position as of March 31st 2007 was approximately $12,662.

In the opinion of our management, funds currently available will not satisfy our working capital requirements up to September 30, 2007. Estimated funding required during the twelve month period ending September 30, 2007 is $51,800. Our cash position at March 31st 2007 was approximately $12,662. Given the estimated expenditures we currently show a shortfall of $39,138.

     Website Development                    $(10,000)
     Marketing and Sales                    $(10,000)
     Accounting fees and expenses           $ (2,000)
     Rent and office                        $ (8,400)
     Working Capital                        $ (3,000)
     Interest on shareholder loans          $ (7,700)

We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, our business prospects and ability to continue our operations may be severely harmed, and we may have to curtail, suspend or cease our business activities.

In our attempts to recruit schools that we approached to partner with us, it became evident that they would require us to be audited by a major accounting firm like KPMG or other high-profile public accounting firm. This requirement is being stipulated to ensure that Poweraise Inc. distributes the funds

(commissions) in an equitable manner. This will require us to negotiate with suitable accounting firms acceptable to the schools and will cause us to incur significant additional and heretofore unexpected costs.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission"), and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on September 12th 2006 we know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

    Exhibit
    Number                    Exhibit Description
    ------                    -------------------
     3.1  - Certificate of Incorporation of the Company incorporated herein from
            Exhibit 3.1 of our Registration Statement of Form SB-2, filed on September 12th 2006, file number 333-137251

     3.2 - Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on September 12th 2006, file number 333-137251.

     31.1 - Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer*

     31.2 - Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer*

     32.1 - Section 1350 Certification of Principal Executive Officer*

     32.2 - Section 1350 Certification of Principal Financial Officer*

----------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PowerRaise, Inc.


May 8, 2007                  By: /s/ Ruth Navon
                                ------------------------------------------------
                                Ruth Navon
                                Chief Executive Officer, Chief Financial Officer


May 8, 2007                  By: /s/ Shlomo Friedman
                                ------------------------------------------------
                                Shlomo Friedman
                                Director