Form 10QSB
period 2007-06-30
Powerraise Inc
filed 2007-08-14
CIK 1374718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from _____________ to _____________

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

There were 2,581,000 shares of common stock, $0.001 par value per share, outstanding on August 13, 2007.

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

                                     INDEX

                                POWERRAISE, INC.


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            12

Item 3.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 1A. Risk Factors                                                         15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits                                                             15

Signatures                                                                    16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                POWERRAISE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                                                      June 30,
                                                                        2007
                                                                      ---------
ASSETS

Current Assets
  Cash and bank accounts                                              $   4,561
  Prepaid rental deposit                                                    526
                                                                      ---------

      Total Current Assets                                                5,087
                                                                      =========

Net property and equipment (Note 6)                                      16,291
                                                                      ---------
Total Assets                                                          $  21,378
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts Payable                                                    $     131
                                                                      ---------
      Total current liabilities                                             131
                                                                      ---------

Loan from Shareholders (Note 10)                                         30,000
                                                                      ---------
Total liabilities                                                     $  30,131
                                                                      ---------
Stockholders' Equity (note 4)
  Common Stock, authorized
   100,000,000 shares, par value $0.0001
  Preferred Stock, authorized
   10,000,000 shares, par value $0.001
  Issued and outstanding on June 30, 2007 is 2,581,000                    2,581
  Paid in Capital                                                       147,669
  Deficit Accumulated During the
  Development Stage                                                    (159,003)
                                                                      ---------

      Total Stockholders' Equity                                         (8,753)
                                                                      ---------

Total Liabilities and Stockholders' Equity                            $  21,378
                                                                      =========

         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                   For the Period        For the Period
                                               For the Six         March 11, 2005        March 11, 2005
                                              Months Ended         (Inception) To        (Inception) To
                                              June 30, 2007         June 30, 2006         June 30,2007
                                              -------------         -------------         ------------
Revenue                                        $        --           $        --           $        --

Expenses
  Depreciation and amortization                      5,213                 9,503                19,928
  Consulting                                            --                52,574                52,574
  General and Administrative (Note 5)                6,613                14,269                25,763
  Professional Fees                                 19,453                 3,199                38,371
  Marketing                                             --                 2,189                 2,189
  Website                                               --                20,400                20,400
                                               -----------           -----------           -----------
Loss before other income/(expense)
 and income taxes                                   31,279               102,133               159,225
                                               -----------           -----------           -----------

Interest Income                                         79                    --                   223

Net (Loss)                                     $   (31,200)          $  (102,133)          $  (159,002)
                                               ===========           ===========           ===========
Basic and Diluted
 (Loss) per Share                                        a                     a                     a
                                               -----------           -----------           -----------
  Weighted Average Number of Shares              5,388,800             5,161,482             5,388,800
                                               -----------           -----------           -----------

----------
a = Less than ($0.01) per share

         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   MARCH 11, 2005 (INCEPTION) TO JUNE 30, 2007

                                            Common Stock
                                        ---------------------      Paid in     Subscriptions    Accumulated     Total
                                        Shares         Amount      Capital      Receivable        Deficit       Equity
                                        ------         ------      -------      ----------        -------       ------
INCEPTION MARCH 11, 2005                     --       $    --     $      --      $    --         $      --     $     --

Common stock issued for
Services March 30, 2005               5,000,000         5,000            --                                       5,000

Sale of common stock under private      525,800           526       130,924                                     131,450
placement @ $0.25 per share
Net (Loss)                                                                                         (80,141)     (80,141)
                                     ----------       -------     ---------      -------         ---------     --------
BALANCE, DECEMBER 31, 2005            5,525,800         5,526       130,924           --           (80,141)      56,309

Sale of common stock under private
placement @ $0.25 per share              55,200            55        13,745                                      13,800

Net (Loss)                                                                                         (47,662)     (47,662)
                                     ----------       -------     ---------      -------         ---------     --------
BALANCE, DECEMBER 31, 2006            5,581,000       $ 5,581       144,669           --          (127,803)      22,447

Cancellation of Shares               (3,000,000)       (3,000)       (3,000)
Net (Loss)                                                                                         (31,200)     (31,200)
                                     ----------       -------     ---------      -------         ---------     --------

BALANCE, JUNE 30, 2007                2,581,000       $ 2,581     $ 147,669      $    --         $(159,003)    $ (8,753)
                                     ==========       =======     =========      =======         =========     ========

         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                 For the Period      For the Period
                                                For the Six      March 11, 2005      March 11, 2005
                                               Months Ended      (Inception) To      (Inception) To
                                               June 30, 2007      June 30, 2006       June 30,2007
                                               -------------      -------------       ------------
Operating Activities
  Net (Loss)                                    $ (31,200)          $(102,133)          $(159,002)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Depreciation and amortization expense          5,213               9,503              19,928
     Increase in prepaid rental deposit                --                (486)               (527)
     Increase (decrease) in accounts payable           --                 131                 131
     Common stock issued for services                  --                  --               5,000
                                                ---------           ---------           ---------

Net Cash (Used) by Operating Activities           (25,987)            (92,986)           (134,470)
                                                ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Shareholders (Note 4,5)               (12,500)                  0              30,000
  Proceeds from issuance of common stock               --             157,750             150,250
                                                ---------           ---------           ---------

Cash Provided by Financing Activities             (12,500)            157,750             180,250
                                                ---------           ---------           ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of property and equipment               (1,469)            (34,750)            (36,219)
                                                ---------           ---------           ---------

Net cash used by investing activities              (1,469)            (34,750)            (36,219)
                                                ---------           ---------           ---------

Net Increase in Cash                              (39,956)             30,014               4,561

Cash, Beginning of Period                          44,516                  --                  --
                                                ---------           ---------           ---------

Cash, End of Period                             $   4,560           $  30,014           $   4,561
                                                =========           =========           =========

Supplemental Information:
  Interest Paid                                 $      --           $      --           $      --
  Income Taxes Paid                             $      --           $      --           $      --


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007


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

SOFTWARE DEVELOPMENT COSTS

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred. See Note 6.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (March 11, 2005) to June 30, 2007 of $159,002. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2007 there is one loan outstanding to Alan Sacks in the amount of $30,000.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

Mr. Shlomo Friedman, a Director, loaned the Company $7,500. The loan bears no interest and is payable on demand, not earlier than 36 months as witnessed by the promissory note dated March 14, 2005.

On March 22, 2007 the company repaid the loan to its director Shlomo Friedman in the amount of $7,500.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. PROPERTY AND EQUIPMENT
                                                       June 30,         June 30,
                                                         2007             2006
                                                        -------          -------
Cost:
   Office and computer equipment                        $ 7,231          $ 5,762
   Software development costs - website                  28,988           28,988
                                                        -------          -------
                                                         36,219           34,750
   Less: Accumulated depreciation and amortization       19,928            9,503
                                                        -------          -------
                                                        $16,291          $25,247
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

NOTE 8. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carry-forward of approximately $159,002, which will expire 19 years from the date the loss was incurred.

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

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of PowerRaise, Inc. returned an aggregate of 3,000,000 shares of common stock to the Company for cancellation.

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of Powerraise, Inc. (the "Company"), entered into a Stock Purchase and Sale Agreement (the "Agreement") which provided, among other things, for the sale of an aggregate of 2,000,000 shares of common stock of the Company (750,000 shares being sold by Ruth Navon and 1,250,000 shares being sold by Shlomo Friedman) for $.20 per share (the "Purchased Shares") to the buyers listed in such Agreement. The majority of the Purchased Shares (an aggregate of 1,443,235 shares) were purchased by Reuven Gamliel, an unaffiliated foreign person, and the balance of the Purchased Shares were purchased by twenty unaffiliated foreign persons. The source of the cash consideration for the Purchased Shares was the buyers' respective personal funds.

As of August 13, 2007 the Company had 2,581,000 shares of common stock issued and outstanding.

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

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of Powerraise, Inc. entered into a Stock Purchase and Sale Agreement which provided, among other things, for the sale of an aggregate of 2,000,000 shares of common stock of the Company (750,000 shares being sold by Ruth Navon and 1,250,000 shares being sold by Shlomo Friedman) for $.20 per share (the "Purchased Shares") to the buyers listed in such Agreement. The majority of the Purchased Shares (an aggregate of 1,443,235 shares) were purchased by Reuven Gamliel, an unaffiliated foreign person, and the balance of the Purchased Shares was purchased by twenty unaffiliated foreign persons. The source of the cash consideration for the Purchased Shares was the buyers' respective personal funds. The common stock acquired by Reuven Gamliel represented 56% of the Company's stock issued and outstanding.

Since the majority of the shares are currently held by Mr. Gamliel, we do not know at this point whether Mr. Gamliel will be following the direction of the Company to complete the development of our website and execute a comprehensive marketing plan for our website. It is possible that Mr. Gamliel will change the focus of the company.

If Mr. Gamliel decides to continue with our business plan, we believe that the primary source of revenue for our business model will be the commissions generated by parents shopping via the PowerRaise website. Our commission-based sales agents will contact schools in order to introduce them to the PowerRaise concept. The schools, in turn, will encourage the parents to shop via the PowerRaise website and generate commissions for the benefit of the schools. Our revenue will be a percentage of those commissions.

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

After the completion of our website, we expect to undertake an advertising and marketing campaign. While Ms. Ruth Navon will initially spearhead and design this campaign, in the future, we will need to hire or contract with a third party marketing firm to assist us as Ms. Navon resigned from her positions with the Company. We estimated that the marketing expenses for the first year will be approximately $10,000. Of this amount we will allocate $1,000 which will give us access to a vast collection of qualified resumes via www.monster.com. This expenditure will give us the ability to peruse the profiles of up to 3,000 potential sales agents. In addition and at no cost to the company, we intend to have reciprocal arrangements with related internet sites (school-boards, school suppliers) where we each display the other's website link. The purpose of this arrangement is to get potential customers to visit our website. The balance will be used to pursue the company's business plan. Although Mr. Friedman will be working on the initial advertising and marketing campaign, we believe that this amount is insufficient to conduct an effective marketing campaign and we will need to generate revenues in the next 12 months to cover any shortfall.

We do not know when we anticipate our first revenues in the first quarter of 2008 as we currently do not know what business we will be focusing on.

Our executive officer and directors have orally agreed to loan the Company up to $50,000 without interest for up to 2 years if the Company is unable to find investors and the need for financing arises.

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

Furthermore, in our management's opinion, we will incur the following expenses to fund our plan of operation if we continue with the development of the powerraise website and business model for the next twelve months:

     *    Accounting fees and expenses of approximately $2,000;
     * Development cost to complete our website (www.poweraise.com) of approximately $10,000;
     *    Marketing expenses of approximately $10,000;
     * Ongoing operating expenses consist primarily of office rent and communication cost of approximately $8,400;
     *    Interest on shareholder loan $7,200
     *    Working capital for the next twelve months will be approximately
          $3,000.

RESULTS OF OPERATIONS

During the twelve month period ended June 30, 2007, the Company remained in the development stage and has generated no revenue.

In our attempts to recruit schools that we approached to partner with us, it became evident that they would require us to be audited by a major accounting firm like KPMG or other high-profile public accounting firm. This requirement is being stipulated to ensure that PowerRaise Inc distributes the funds (commissions) in an equitable manner. This will require us to negotiate with suitable accounting firms acceptable to the schools and will cause us to incur significant additional and heretofore unexpected costs. As a result of this requirement, we may not be able to effectuate our business plan and may have to change the focus of the Company.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We will lease server space needed for hosting our website.

LIQUIDITY AND CAPITAL RESOURCES

On September 1, 2006, we obtained a shareholders loan, in the amount of $30,000 from Alan Sacks. The loan agreement was amended and restated on September 13, 2006. The loan is due on September 13, 2008 and accrues interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

Our cash position as of June 30, 2007 was approximately $4,561.

In the opinion of our management, funds currently available will not satisfy our working capital requirements up to June 30, 2008. Estimated funding required during the twelve month period ending June 30, 2008 is $40,600. Our cash position at June 30, 2007 was approximately $4,651. Given the estimated expenditures we currently show a shortfall of $35,949.

     Website Development                   $(10,000)
     Marketing and Sales                   $(10,000)
     Accounting fees and expenses          $ (2,000)
     Rent and office                       $ (8,400)
     Working Capital                       $ (3,000)
     Interest on shareholder loan          $ (7,200)

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

ITEM 1. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on September 12th 2006 we know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

                            PowerRaise, Inc.


August 13, 2007             By: /s/ Shlomo Friedman
                                ------------------------------------------------
                                Shlomo Friedman
                                Chief Executive Officer, Chief Financial Officer and Director.