Form 10QSB
period 2007-09-30
Powerraise Inc
filed 2007-11-13
CIK 1374718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

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

There were 35,810,000 shares of common stock, $0.0001 par value per share, outstanding on November 9, 2007.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                POWERRAISE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                        September 30,       December 31,
                                                            2007                2006
                                                          ---------           ---------
                                                         (Unaudited)
ASSETS

Current Assets
  Cash and bank accounts                                  $   1,661           $  44,769
  Prepaid rental deposit                                        526                 526
                                                          ---------           ---------

      Total Current Assets                                $   2,187           $  45,295
                                                          =========           =========

Net property and equipment (Note 6)                       $  13,685           $  20,035
                                                          ---------           ---------
Total Assets                                              $  15,872           $  65,330
                                                          =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts Payable                                        $     131           $     131
                                                          ---------           ---------
      Total current liabilities                                 131                 131
                                                          ---------           ---------

Loan from Shareholders (Note 10)                             30,000              42,500
                                                          ---------           ---------
Total liabilities                                         $  30,131           $  42,631
                                                          ---------           ---------

Stockholders' Equity (note 4)
  Preferred Stock, authorized 10,000,000 shares,
   par value $0.001 Common Stock, authorized
   1,000,000,000 shares, par value $0.0001
  Issued and outstanding on September 30, 2007
   is 25,810,000                                              2,581               5,581
  Paid in Capital                                           147,669             144,669
  Deficit Accumulated During the Development Stage         (164,509)           (127,551)
                                                          ---------           ---------

      Total Stockholders' Equity                            (14,259)             22,699
                                                          ---------           ---------

Total Liabilities and Stockholders' Equity                $  15,872           $  65,330
                                                          =========           =========


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                                               Cumulative
                                                                                                                 Amounts
                                                                                                             From the Period
                                       Three Months      Three Months      Nine Months       Nine Months      March 11, 2005
                                          Ended             Ended             Ended             Ended         (Inception) To
                                       September 30,     September 30,     September 30,     September 30,     September 30,
                                           2007              2006              2007              2006              2007
                                        -----------       -----------       -----------       -----------       -----------
Revenue                                 $        --       $        --       $        --       $        --       $        --

Expenses
  Depreciation and amortization               2,606             2,606             7,819             8,046            22,534
  Consulting                                     --                --                --             7,500            52,574
  General and Administrative (Note 5)         1,136             2,340             7,573             8,722            26,724
  Professional Fees                           1,860            14,370            21,313            15,040            40,231
  Marketing                                      --                --                --                --             2,189
  Website                                        --                --                --             2,000            20,400
                                        -----------       -----------       -----------       -----------       -----------
  Loss before other income/(expense)
  and income taxes                            5,602            19,316            36,705            41,309           164,653
                                        -----------       -----------       -----------       -----------       -----------
  Interest Income                                96                --                --                --               144

Net (Loss)                              $    (5,506)      $   (19,316)      $   (36,705)      $   (41,309)      $  (164,509)
                                        ===========       ===========       ===========       ===========       ===========

Basic and Diluted (Loss) per Share                a                 a                 a                 a                 a
                                        -----------       -----------       -----------       -----------       -----------
Weighted Average Number of Shares
 (Note 9)                                25,810,000        52,294,324        25,810,000        52,294,324
                                        -----------       -----------       -----------       -----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                MARCH 11, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

                                                Common Stock
                                           -----------------------        Paid in      Accumulated        Total
                                           Shares           Amount        Capital        Deficit         Equity
                                           ------           ------        -------        -------         ------
INCEPTION MARCH 11, 2005                $         --       $     --       $     --      $      --       $     --

Common stock issued for
Services March 30, 2005                   50,000,000          5,000             --                         5,000

Sale of common stock under private         5,258,000            526        130,924                       131,450
placement @ $0.25 per share
Net (Loss)                                                                                (80,141)       (80,141)
                                        ------------       --------       --------      ---------       --------
BALANCE, DECEMBER 31, 2005                55,258,000          5,526        130,924        (80,141)        56,309

Sale of common stock under private
placement @ $0.025 per share                 552,000             55         13,745                        13,800

Net (Loss)                                                                                (47,662)       (47,662)
                                        ------------       --------       --------      ---------       --------
BALANCE, DECEMBER 31, 2006                55,810,000          5,581        144,669       (127,803)        22,447

Cancellation of shares                   (30,000,000)        (3,000)         3,000

Net (Loss)                                                                                (36,705)       (36,705)
                                        ------------       --------       --------      ---------       --------
BALANCE, SEPTEMBER 30, 2007               25,810,000       $  2,581       $147,669      $(164,508)      $(14,258)
                                        ============       ========       ========      =========       ========


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                Cumulative
                                                                                                                  Amounts
                                                                                                              From the Period
                                               Three Months    Three Months    Nine Months     Nine Months     March 11, 2005
                                                  Ended           Ended           Ended           Ended        (Inception) To
                                               September 30,   September 30,   September 30,   September 30,    September 30,
                                                   2007            2006            2007            2006             2007
                                                 --------        --------        --------        --------         ---------
Operating Activities
  Net (Loss)                                     $ (5,506)       $(19,316)       $(36,705)       $(41,309)        $(164,509)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
      Depreciation and amortization expense         2,606           2,606           7,819           8,046            22,534
      Increase in prepaid rental deposit               --             (40)             --             (59)             (527)
      Increase (decrease) in accounts payable          --              --              --          (2,369)              131
                                                 --------        --------        --------        --------         ---------
Net Cash (Used) by Operating Activities            (2,900)        (16,750)        (28,886)        (35,690)         (142,370)
                                                 --------        --------        --------        --------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Shareholders (Note 4,5)                    --          35,000         (12,500)             --            30,000
  Proceeds from issuance of common stock               --              --              --          48,800           150,250
                                                 --------        --------        --------        --------         ---------
Cash Provided by Financing Activities                  --          35,000         (12,500)         48,800           180,250
                                                 --------        --------        --------        --------         ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Web site Construction                                --              --              --          (7,600)          (28,988)
  Purchase of property and equipment                   --              --          (1,469)             --            (7,231)
                                                 --------        --------        --------        --------         ---------
Net cash used by investing activities                  --              --          (1,469)         (7,600)          (36,219)
                                                 --------        --------        --------        --------         ---------

Net Increase in Cash                               (2,900)         18,250         (42,855)          5,510             1,661

Cash, Beginning of Period                           4,561          30,014          44,516          42,755                --
                                                 --------        --------        --------        --------         ---------

Cash, End of Period                              $  1,661        $ 48,265        $  1,661        $ 48,265         $   1,661
                                                 ========        ========        ========        ========         =========

Supplemental Information:
  Interest Paid                                  $     --        $     --        $     --        $     --         $      --
  Income Taxes Paid                              $     --        $     --        $     --        $     --         $      --


         The accompanying notes are an integral part of these statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2007


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

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (March 11, 2005) to September 30, 2007 of $164,509. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2007 there is one loan outstanding to Alan Sacks in the amount of $30,000.

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

NOTE 6. PROPERTY AND EQUIPMENT

                                              September 30,      September 30,
                                                  2007               2006
                                                -------            -------
Cost:
   Office and computer equipment                $ 7,231            $ 5,762
   Software development costs - website          28,988             28,988
                                                -------            -------
                                                 36,219             34,750
   Less: Accumulated depreciation and
          amortization                           22,534             12,109
                                                -------            -------
                                                $13,685            $22,641
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

NOTE 8. NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carry-forward of approximately $164,509, which will expire 20 years from the date the loss was incurred.

NOTE 9. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On August 6, 2007 the company's board of directors, approved an increase in the authorized common shares from 100,000,000 to 1,000,000,000 by consent resolution. The company's articles were amended with the State of Nevada on August 22, 2007.

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

On March 30, 2005, the Company issued 25,000,000 common shares (an aggregate of 50,000,000 shares) to each of its Directors for services rendered, valued at $
0.0001 per share or $5,000.

During the year ended December 31, 2005, the Company accepted subscriptions for 5,258,000 common shares from 17 investors under a private placement scheduled to close on June 30, 2006. The private placement was not subject to any minimum investment and was priced at $0.025 per share. The Company accepted the subscriptions on various dates throughout the year.

During the six months ended June 30, 2006 the Company accepted further subscriptions on various dates throughout the period for 552,000 common shares from 24 investors under the private placement. The private placement closed on June 30, 2006.

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of the Company returned an aggregate of 30,000,000 shares of common stock to the Company for cancellation.

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of the Company, entered into a Stock Purchase and Sale Agreement (the "Agreement") which provided, among other things, for the sale of an aggregate of 20,000,000 shares of common stock of the Company (7,500,000 shares being sold by Ruth Navon and 12,500,000 shares being sold by Shlomo Friedman) for $.02 per share (the "Purchased Shares") to the buyers listed in such Agreement. The majority of the Purchased Shares (an aggregate of 14,432,350 shares) were purchased by Reuven Gamliel, an unaffiliated foreign person, and the balance of the Purchased Shares were purchased by twenty unaffiliated foreign persons. The source of the cash consideration for the Purchased Shares was the buyers' respective personal funds.

On August 6, 2007, the company effected a 10 to 1 forward split of its 2,581,000 issued and outstanding common shares, resulting in 25,810,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 10 for 1 forward stock split.

As of November 6, 2007 the Company had 35,810,000 shares of common stock issued and outstanding.

NOTE 10. LONG-TERM DEBT

Note payable to Mr. Alan Sacks a shareholder,
bearing interest at 24% per annum and
principal and interest payable September 1, 2008
The company can repay any time after Dec 31, 2006                 $ 30,000
                                                                  --------
                                                                  $ 30,000
                                                                  ========

NOTE 11. SUBSEQUENT EVENTS

As of November 1, 2007 we raised $100,000 and issued 10,000,000 shares of our common stock, purchase price $0.01 per share, to 7 investors. We received net proceeds of $98,000. On November 1, 2007, we paid Teleclick the sum of $82,000 in consideration for entering into the letter of intent.

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

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of the Company entered into a Stock Purchase and Sale Agreement which provided, among other things, for the sale of an aggregate of 20,000,000 shares of common stock of the Company (7,500,000 shares being sold by Ruth Navon and 12,500,000 shares being sold by Shlomo Friedman) for $.02 per share (the "Purchased Shares") to the buyers listed in such Agreement. The majority of the Purchased Shares (an aggregate of 14,432,350 shares) were purchased by Reuven Gamliel, an unaffiliated foreign person, and the balance of the Purchased Shares was purchased by twenty unaffiliated foreign persons. The source of the cash consideration for the Purchased Shares was the buyers' respective personal funds.

The common stock acquired by Reuven Gamliel represented 56% of the Company's stock issued and outstanding.

Ms. Ruth Navon resigned from her position as President, CEO, Treasurer, Secretary and Director of the company, Our Director, Mr. Shlomo Friedman, was appointed to fill the vacancy of Ms. Navon as the President and Director of the Company.

Following the change of control of the Company, our management is seeking to enhance the Powerraise concept. On October 17, 2007, the Company entered into a Letter of Agreement with Teleclick Technologies Ltd. ("Teleclick"), pursuant to which Teleclick will enable the officers, accountants, counsel, bankers and other representatives of the Company to conduct a due diligence review of Teleclick. In consideration thereof, the Company paid $82,000 to Teleclick on November 1, 2007. Teleclick has an engineering department with extensive research and development expertise in VoIP and advanced ecommerce website design. Mr Gamliel recognizes the value of this expertise insofar as it relates to the Powerraise concept. Mr's Gamliel intention, supported by Shlomo Friedman at this point, is to harness Teleclick's expertise. This will enhance the Powerraise concept and enable the company to pursue similar internet segment opportunities.

We believe that the primary source for revenues in the near future for our business model will be the commissions generated by parents shopping via the PowerRaise website. Our commission-based sales agents will contact schools in order to introduce them to the PowerRaise concept. The schools, in turn, will encourage the parents to shop via the PowerRaise website and generate commissions for the benefit of the schools. Our revenue will be a percentage of those commissions.

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

RESULTS OF OPERATIONS

During the twelve month period ended September 30, 2007, the Company remained in the development stage and has generated no revenue.

Our company posted losses of $5,506 for the three months and $36,705 for the nine months ended September 30, 2007. This compares to $19,316 for the three months and $41,309 for the nine months ended September 30, 2006. From March 30, 2005 (inception) to September 30, 2007 we have incurred losses of $164,509. The principal components of our losses for the nine months ended September 30, 2007 included general and administrative costs of $26,724, professional fees of $40,231, Consulting fees of $52,574 and depreciation and amortization of our website of $22,534.

LIQUIDITY AND CAPITAL RESOURCES

On September 1, 2006, we obtained a shareholders loan, in the amount of $30,000 from Alan Sacks. The loan agreement was amended and restated on September 13, 2006. The loan is due on September 13, 2008 and accrues interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

At September 30, 2007, we had working capital of $1,661, compared to $45,768 at December 31, 2006. At September 30, 2007, our total assets consisted of cash of $1,661 and property and equipment of 13,685, compared to cash of $45,768 and property and equipment of $20,025 at December 31, 2006.

As of the date of this Report, our cash balance is approximately $17,661. In October 2007, we commenced a private placement to raise an aggregate of $150,000. As of November 1, 2007 we raised $100,000 and issued 10,000,000 shares of our common stock, purchase price $0.01 per share, to 7 investors. We received net proceeds of $98,000. On November 1, 2007, we paid Teleclick the sum of $82,000 in consideration for entering into the letter of intent.

Cash on hand is currently our only source of liquidity. We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Cash balances required to carry our corporate existence are dependent on our future business activities, which are still under review. We have commenced a private placement to sell additional equity shares to fund the expansion of our business. We may attempt to sell additional equity shares or issue debt in the future to continue to fund the expansion of our business. Sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

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

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on September 12, 2006 we know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As of the end of the period covered by this Report, the Company issued no equity securities.

On October 17, 2007, the Company commenced an offering of up to 15,000,000 shares of its common stock to non-U.S. persons. As of November 1, 2007, the Company sold an aggregate of 10,000,000 shares to 7 investors. The purchase price paid to the Company for the purchase of such shares was $0.01 per share, resulting in gross proceeds to the Company of $100,000. This transaction was conducted in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit
Number                        Exhibit Description
------                        -------------------
  3.1      Certificate of Incorporation of the Company incorporated herein from
           Exhibit 3.1 of our Registration Statement of Form SB-2, filed on September 12th 2006, file number 333-137251
  3.2 Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on September 12th 2006, file number 333-137251.
  10.5 Letter Agreement dated October 17, 2007, between the Company and Teleclick Technologies, Ltd.*
  10.6     Form of Regulation S Subscription Agreement.*
  31.1     Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
           Officer*
  31.2     Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
           Officer*
  32.1     Section 1350 Certification of Principal Executive Officer*
  32.2     Section 1350 Certification of Principal Financial Officer*

----------
*  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             PowerRaise, Inc.


November 9, 2007             By: /s/ Shlomo Friedman
                                ------------------------------------------------
                                Shlomo Friedman
                                Chief Executive Officer, Chief Financial Officer and Director.