Form 10-K
period 2007-12-31
Powerraise Inc
filed 2008-04-10
CIK 1374718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from _______________ to _________________

                       Commission File Number: 333-137251

                                 POWERRAISE INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                                 98-0454140
(State or other jurisdiction                                    (IRS Employer
     of incorporation)                                       Identification No.)

        c/o David Lubin & Associates, PLLC,
26 East Hawthorne Avenue, Valley Stream, New York                   11580
     (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (516) 887-8200

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller Reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer's revenues for its most recent fiscal year were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent second fiscal quarter.

The number of shares of the issuer's common stock issued and outstanding as of April 8, 2008 was 38,141,664 shares.

Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1     Business                                                            3
Item 1A    Risk Factors                                                        5
Item 1B    Unresolved Staff Comments                                           7
Item 2     Properties                                                          7
Item 3     Legal Proceedings                                                   7
Item 4     Submission of Matters to a Vote of Security Holders                 7

PART II
Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                   8
Item 6     Selected Financial Data                                             9
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                            9


Item 7A    Quantitative and Qualitative Disclosures About Market Risk         11
Item 8     Financial Statements and Supplementary Data                        12
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           23
Item 9A(T) Controls and Procedures                                            23
Item 9B    Other Information                                                  23

PART III
Item 10    Directors, Executive Officers and Corporate Governance             24
Item 11    Executive Compensation                                             25
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    26
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                       27
Item 14    Principal Accountant Fees and Services                             27

PART IV
Item 15    Exhibits, Financial Statement Schedules                            29

SIGNATURES                                                                    30

                                     PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to PowerRaise, Inc., unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

CORPORATE BACKGROUND

We were incorporated in the State of Nevada on March 11, 2005. We are a development stage company that has not generated any revenues since inception. Our initial focus was to become involved in the business of developing and marketing an internet commerce platform which enables schools to raise funds by collecting commissions from online shopping by parents and students.

On June 12, 2007, Ruth Navon and Shlomo Friedman, the officers, directors and majority stockholders of the Company entered into a Stock Purchase and Sale Agreement which provided, among other things, for the sale of an aggregate of 20,000,000 shares of common stock of the Company (7,500,000 shares being sold by Ruth Navon and 12,500,000 shares being sold by Shlomo Friedman) for $.02 per share. An aggregate of 14,432,350 shares were purchased by Reuven Gamliel, an unaffiliated foreign person, and the balance of the purchased shares was purchased by twenty unaffiliated foreign persons.

In addition, and in connection with the transactions contemplated by the agreement, Ruth Navon and Shlomo Friedman returned an aggregate of 30,000,000 shares of common stock to the Company for cancellation. Following the cancellation of these shares, Ruth Navon and Shlomo Friedman did not own any shares of the Company. As of June 22, 2007, and upon cancellation of the shares returned to the Company, the Company had 25,810,000 common shares issued and outstanding. As a result of the split which was effective on August 20, 2007, the Company had 25,810,000 shares and outstanding. Accordingly, the number of shares acquired by Mr. Gamliel represented 56% of the Company's stock issued and outstanding as of that date.

Effective as of June 22, 2007, Ruth Navon resigned from her positions as President, Chief Executive Officer, Treasurer, Secretary and a director of the Company. On the same date, the Board of Directors of the Company elected Shlomo Friedman to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company.

On August 20, 2007, the Company effected a 10 to 1 forward split of its 2,581,000 issued and outstanding common shares, resulting in 25,810,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 10 for 1 forward stock split.

On October 17, 2007, the Company entered into a Letter of Agreement with Teleclick Technologies Ltd., a limited liability company incorporated under the laws of the State of Israel ("Teleclick"). Pursuant to the Letter of Agreement, Teleclick will enable the Company to conduct a due diligence review of Teleclick. In consideration thereof, the Company paid $82,000 to Teleclick on November 1, 2007.

In addition, the Company and Teleclick entered in a Secured Convertible Promissory Note dated December 3, 2007, pursuant to which the Company agreed to lend Teleclick an aggregate amount of $300,000. By the end of January 2008, the Company had loaned Teleclick the entire aggregate amount of $300,000.

The Note is secured by all the assets of Teleclick and Teleclick agreed not to sell, lease or otherwise dispose of any portion of such assets. Teleclick also agreed not to pay, declare or set apart for such payment, any dividend or other distribution on its capital stock or make any other payments or distribution in respect of its capital stock.

The Note bears interest at the rate of 15% per annum, payable in cash. All accrued but unpaid interest on the Note and any other amounts due thereon is due and payable on December 3, 2008, or earlier upon acceleration following an event of default, as defined in the Note. At the option of the Company, at any time on or before December 3, 2008, all principal and accrued interest on the Note is convertible into ordinary shares of Teleclick up to an amount equal to 99% of Teleclick's authorized share capital on a fully diluted basis.

OUR BUSINESS PLAN

Our initial intention was to focus on becoming involved in the business of developing and marketing an internet commerce platform which would enable schools to raise funds by collecting commissions from online shopping by parents and students. Since our incorporation, we have conducted several private placements of our securities in order to raise capital needed to fund our business. The funds raised were primarily used by us to begin the development of our website. It is through this website and our agreement with LinkShare Corporation that we intended to provide schools with the opportunity to offer their students and parents the ability to purchase products from a variety of merchants. Purchases made would have generated commissions to the schools as long as the students and parents used our website to make purchases.

During the fourth quarter of 2007, Cnaan Glishot, the web development company we had been using to develop our website went out of business. We were left with an unfinished and non-operational website and the need for additional funds we did not budget for. Accordingly, we decided to pursue other business opportunities.

On October 17, 2007, we entered into Letter Agreement with Teleclick, a company which develops and provides a "Click-For-Free-Calls" application designed to initiate calls from a web page and send and receive emails and SMS text messages from a web page. The "Click to Call" technology enables organizations to connect directly by phone with potential customers browsing their site who require speaking to a "real person".

Pursuant to the Letter of Agreement, Teleclick will enable the officers, accountants, counsel, bankers and other representatives of the Company to conduct a due diligence review of Teleclick, for the purposes of possibly acquiring that company. If we consummate such acquisition, we will then be involved in the business of Teleclick. If we do not consummate such acquisition, we will have to continue our search for another acquisition candidate.

EMPLOYEES

Arie Hertz our Chief Executive Officer is our sole full time employee. In addition, we currently have one independent contractor. We expect no significant changes in the number of our employees other than such changes, if any, incident to our proposed acquisition of Teleclick.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this Report before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

                      RISK FACTORS RELATING TO OUR COMPANY

1. WE EXPECT OUR LOSSES TO CONTINUE IN THE FUTURE. UNLESS WE ARE ABLE TO GENERATE REVENUE AND MAKE A PROFIT, OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As we have never had any revenue, we are expecting losses over the next 12 months. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or operate a business and as a result our stockholders may lose their entire investment in us.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

2. WE MAY NOT BE ABLE TO CONTINUE OPERATIONS AS A GOING CONCERN AND OUR STOCKHOLDERS MAY LOSE THEIR ENTIRE INVESTMENT IN US.

As discussed in the Notes to Financial Statements included in this Report, at December 31, 2007, we had a stockholder's equity of approximately $226,319. In addition, we had a net loss of approximately $191,810 for the period March 11, 2005 (inception) to December 31, 2007.

Our financial condition raises substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period March 11, 2005 (inception) to December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reduce operating expenses. Our business plans may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

3. WE HAVE NOT GENERATED ANY REVENUE FROM OUR DISCONTINUED BUSINESS AND WE WILL NEED TO RAISE FUNDS IN THE NEAR FUTURE. IF WE ARE NOT ABLE TO OBTAIN FUTURE FINANCING WHEN REQUIRED, WE MIGHT BE FORCED TO DISCONTINUE OUR OPERATIONS.

Because we have not generated any revenue from our discontinued business, we will need to raise additional funds for the development of our proposed business plan and to respond to unanticipated requirements or expenses. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.

We may not be able to obtain additional necessary funding. As of December 31, 2007 we had approximately $220 of working capital, we anticipate incurring costs of approximately $1,800,000 within the next 12 months related to the proposed acquisition of Teleclick. While the Company is currently attempting to raise funds through the sale of our securities, in the event that we are not successful in raising additional funds or that we raise only nominal financing, we anticipate that we will not be able to proceed with the contemplated acquisition of Teleclick. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. In the event the Company fails to raise adequate funds, our Board of Directors would most likely dissolve the business, unless an alternative means of supporting our business plan emerges, or another business opportunity presented itself.

4. WE MAY NOT REACH A DEFINITIVE AGREEMENT WITH TELECLICK, WHICH WOULD HAVE A SUBSTANTIAL NEGATIVE IMPACT ON OUR COMPANY.

Although we have been conducting our due diligence on Teleclick since October 17, 2007, there can be no assurance that we will be able to reach a definitive agreement with Teleclick or otherwise consummate the proposed acquisition of Teleclick. If we do not acquire Teleclick, we will have to continue searching for an alternate acquisition candidate.

5. IN THE EVENT TELECLICK FAILS TO REPAY ITS PROMISSORY NOTE TO THE COMPANY, WE WILL NOT HAVE SUFFICIENT CAPITAL TO EFFECT OUR BUSINESS PLAN, WHICH MAY FORCE US TO DISCONTINUE OUR BUSINESS.

On December 3, 2007, Teleclick issued a Secured Convertible Promissory Note to the Company pursuant to which the Company agreed to lend Teleclick an aggregate of $300,000. By the end of January 2008, the Company had loaned Teleclick the entire aggregate amount of $300,000. In the event Teleclick fails to repay the Note, we will not have sufficient funds remaining to conduct our proposed business plans. Accordingly, we may have to discontinue our business which could result in the loss of your investment in us.

                       RISKS RELATING TO OUR COMMON SHARES

6. WE MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE INVESTORS' PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE

Our Articles of Incorporation, as amended, authorize the issuance of 1,000,000,000 shares of common stock. As of April 8, 2008, we had 38,141,664 shares of common stock issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders which may have an adverse effect on any trading market for our common stock and the value of your investment.

7. OUR COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAY BE DETRIMENTAL TO OUR INVESTORS AND THEREFORE YOU MAY FIND IT MORE DIFFICULT TO SELL YOUR SECURITY.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     * that a broker or dealer approve a person's account for transactions in penny stocks; and
     * the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     * obtain financial information and investment experience objectives of the person; and
     * make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     * sets forth the basis on which the broker or dealer made the suitability determination; and
     * that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our investors may have remedies in cases where our securities are sold in a fraudulent manner. Such remedies may include the right to require us to return funds to our investors. Furthermore, a fraud may subject us to additional liabilities under federal and state securities laws for noncompliance with disclosure requirements. Because of the rights and remedies available to an investor in such event, our business may be irreparably harmed and we may not be able to continue operations.

8. THERE IS CURRENTLY NO ACTIVE TRADING MARKET FOR OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, HOLDERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since February 23, 2007 under the ticker symbol PORS. There has been no active trading in the Company's securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason our common stock is delisted from the Over the Counter Bulletin Board, or an active public trading market does not otherwise develop, our shareholders may have difficulty selling their common stock should they desire to do so.

9. BECAUSE WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THE VALUE OF THE SHARES APPRECIATES AND THEY CAN SELL AT SUCH TIME.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of the shares appreciates. There is no assurance that value of the shares will appreciate and a shareholder will be able to sell.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our corporate offices c/o David Lubin & Associates, PLLC, 26 East Hawthorne Avenue, Valley Stream, New York 11580. There is no charge for the use of these facilities.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since February 23, 2007 under the ticker symbol PORS. There has been no active trading in the Company's securities and there have been no high or low bid prices quoted.

HOLDERS

As of April 8, 2008, there were 38,141,664 common shares issued and outstanding, which were held by 79stockholders of record.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

On August 20, 2007, the Company effected a 10 to 1 forward split of its issued and outstanding common shares. Accordingly, all share and per share amounts have been retroactively restated to reflect the 10 for 1 forward stock split.

The Company accepted subscriptions from 41 investors for an aggregate of 5,810,000 shares of common stock. The purchase price paid to the Company for the shares was $0.025 per share for an aggregate of $145,250. Such shares were offered and sold by us in private placement transactions made between April 2005 and May 2006 to selling stockholders, who are non-U.S. persons, pursuant to the exemption from the registration under the Securities Act provided by Regulation S of the Securities Act. In September 2006, the Company filed a Registration Statement on Form SB-2 to register for resale the shares purchased in this offering. The Registration Statement was declared effective by the Securities and Exchange Commission on January 31, 2007. The Company did not realize any proceeds from the resale of the shares by the selling shareholders.

As previously disclosed in the Company's Quarterly Report on Form 10-QSB, filed with the Securities and Exchange Commission on November 13, 2007, on October 17, 2007, the Company commenced an offering of up to 15,000,000 shares of its common stock to non-U.S. persons. The Company sold an aggregate of 11,500,000 shares to 8 investors. The purchase price paid to the Company for the purchase of such shares was $0.01 per share, resulting in gross proceeds to the Company of $115,000. The offering was closed on November 12, 2007. This transaction was conducted in reliance upon an exemption from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The Company did not make any offers in the United States, each of the purchasers was outside the United States, and there were no selling efforts in the United States.

On November 20, 2007, we issued 100,000 shares of common stock to the Company's legal counsel pursuant to the terms of the Engagement Agreement between the Company and the law firm. In addition, on December 7, 2007, the Company issued 100,000 shares of common stock to Shlomo Friedman in consideration for services rendered to the Company.

On December 4, 2007, the Company commenced a private placement offering of 8,333,333 Units for aggregate gross proceeds of $2,500,000, or $0.30 per Unit. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.75 per share, expiring three years from the date of purchase of the Unit. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. As of April 8, 2008 the Company accepted subscriptions from 8 investors for a total of 631,664 Units, raising an aggregate of $189,500.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of PowerRaise, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are
"forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

Since our incorporation on March 11, 2005, we have been a startup company that has not generated any revenue and has no customers. Over the next twelve months our primary business objective will be to complete our due diligence investigation of Teleclick, and if the results of our investigation are to our satisfaction, we intend to complete the acquisition of Teleclick. If we are not successful, we will then have to seek, investigate and, if such investigation warrants, engage in a business combination with another entity whose business presents an opportunity for our shareholders.

During the next twelve months, we anticipate incurring costs related to the proposed acquisition of Teleclick and the filing of reports required to be filed by us under the Securities Exchange Act of 1934. We estimated that such expenses over the next twelve months will be approximately $1,800,000

RESULTS OF OPERATIONS

During the twelve month period ended December 31, 2007, the Company remained in the development stage and has generated no revenue. We incurred net losses of $64,007 and $47,662 for the twelve month periods ending December 31, 2007 and December 31, 2006, respectively. General and administrative expenses were $11,423 for the year ended December 31, 2007 compared to $11,264 for the same period ended 2006.

LIQUIDITY AND CAPITAL RESOURCES

Although we currently have approximately $30,000 in working capital, we expect that in we will require approximately $1,800,000 in the event we complete the acquisition of Teleclick. Of these funds, we expect that approximately $1,100,000 will be utilized for investing in Teleclick as a research and development subsidiary to further develop the product as needed by customers and $700,000 for the development of a marketing plan and staff necessary to generate sales for the product and general operating expenses.

We do not have sufficient resources to effectuate our business. While the Company is currently attempting to raise funds through the sale of our securities, in the event that we are not successful in raising additional funds or that we raise only nominal financing, we anticipate that we will not be able to proceed with our business plan and our business will likely fail. In such an event, our Board of Directors would most likely dissolve the business, unless an alternative means of supporting our business plan emerges, or another business opportunity presented itself.

TELECLICK NOTE RECEIVABLE

The Company and Teleclick entered in a Secured Convertible Promissory Note dated December 3, 2007, pursuant to which the Company agreed to lend Teleclick an aggregate of $300,000. The Note bears interest at the rate of 15% per annum, payable in cash. All accrued but unpaid interest on the Note and any other amounts due thereon is due and payable on December 3, 2008, or earlier upon acceleration following an event of default, as defined in the Note. At the option of the Company, at any time on or before December 3, 2008, all principal and accrued interest on the Note is convertible into ordinary shares of Teleclick up to an amount equal to 99% of Teleclick's authorized share capital on a fully diluted basis. As of April 8, 2008, the Company had loaned Teleclick and aggregate of $300,000.

GOING CONCERN CONSIDERATION

The Company is a development stage company and has not generated any revenues since our inception on March 11, 2005. The Company incurred a net loss of $191,810 during the period from inception to December 31, 2007. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2007, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the period ending December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In preparing financial statements for the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PowerRaise Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of PowerRaise Inc (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and from inception March 11, 2005 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PowerRaise Inc (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007, 2006 and from inception March 11, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred a net loss of 191,810 from inception on March 11, 2005 to December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates Chartered
----------------------------------------

Moore & Associates Chartered
Las Vegas, Nevada
March 31, 2008


               2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                                POWERRAISE, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                  December 31,      December 31,
                                                     2007              2006
                                                   ---------         ---------
ASSETS

Current Assets
  Cash                                             $     219         $  44,517
  Loan Receivable from Teleclick                     213,000                --
  Accounts Receivable                                  3,126                --
                                                   ---------         ---------

      Total Current Assets                           216,871            45,043

Equipment, net (Note 6)                               11,079            20,035
                                                   ---------         ---------
Deposits                                                 526               526
                                                   ---------         ---------
Total Assets                                       $ 227,950         $  65,078
                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts Payable                                 $     131         $     131
                                                   ---------         ---------
      Total current liabilities                          131               131
                                                   ---------         ---------

Loan from Shareholders (Note 10)                       1,500            42,500
                                                   ---------         ---------
      Total liabilities                                1,631            42,631
                                                   ---------         ---------
Stockholders' Equity (note 4)
  Common Stock, authorized
   1,000,000,000 shares, par value $0.0001
  Issued and outstanding on
   December 31, 2007 is 37,960,000                     3,796             5,581
  Series A Warrants                                    4,500                --
  Series B Warrants                                    4,500                --
  Paid in Capital                                    405,333           144,669
  Deficit Accumulated During the
  Development Stage                                 (191,810)         (127,803)
                                                   ---------         ---------

      Total Stockholders' Equity                     226,319            22,447
                                                   ---------         ---------

Total Liabilities and Stockholders' Equity         $ 227,950         $  65,078
                                                   =========         =========


   The accompanying notes are an integral part of these financial statements.

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                        Cumulative Amounts
                                                                                          From the Period
                                                                                          March 11, 2005
                                               Year Ended            Year Ended           (Inception) To
                                               December 31,          December 31,          December 31,
                                                   2007                  2006                  2007
                                               -----------           -----------           -----------
Revenue                                        $        --           $        --           $        --

Expenses
  Depreciation and amortization                     10,425                10,652                25,140
  Consulting                                            --                 7,500                52,574
  General and Administrative (Note 5)               11,423                11,264                30,573
  Professional Fees                                 47,431                16,390                66,350
  Marketing                                             --                    --                 2,189
  Website                                               --                 2,000                20,400
                                               -----------           -----------           -----------
Loss before other income/(expense)
 and income taxes                                   69,279                47,806               197,227
                                               -----------           -----------           -----------

Interest Income                                         59                   144                   203
Other Income                                         5,213                    --                 5,213
                                               -----------           -----------           -----------
Net (Loss)                                     $   (64,007)          $   (47,662)          $  (191,810)
                                               ===========           ===========           ===========
Basic and Diluted
  (Loss) per Share                                       a                     a                     a
                                               -----------           -----------           -----------
  Weighted Average Number of Shares             48,628,923            53,861,801            48,628,923
                                               -----------           -----------           -----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                                POWERRAISE, INC.
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                Common Stock
                                           --------------------      Paid in                  Accumulated       Total
                                           Shares        Amount      Capital     Warrants       Deficit        Equity
                                           ------        ------      -------     --------       -------        ------
INCEPTION MARCH 11, 2005                         --    $     --     $      --    $     --     $       --     $      --

Common stock issued for
Services March 30, 2005                  50,000,000       5,000            --          --                        5,000

Sale of common stock under private        5,258,000         526       130,924          --                      131,450
placement @ $0.25 per share
Net (Loss)                                                                                       (80,141)      (80,141)
                                        -----------    --------     ---------    --------     ----------     ---------
BALANCE, DECEMBER 31, 2005               55,258,000       5,526       130,924          --        (80,141)       56,309

Sale of common stock under private
placement @ $0.025 per share                552,000          55        13,745                                   13,800

Net (Loss)                                                                                       (47,662)      (47,662)
                                        -----------    --------     ---------    --------     ----------     ---------
BALANCE, DECEMBER 31, 2006               55,810,000       5,581       144,669          --       (127,803)       22,447

Cancellation of shares                  (30,000,000)     (3,000)        3,000          --

Sale of common stock under private       11,500,000       1,150       111,830          --                      112,980
placement @ $0.01

Sale of common stock under private          450,000          45       125,854       9,000                      134,899
placement @ $0.30

Common stock issued for                     200,000          20        19,980          --                       20,000
Services December 7, 2007
Net (Loss)                                                                                       (64,007)      (64,007)
                                        -----------    --------     ---------    --------     ----------     ---------
BALANCE, DECEMBER 31, 2007               37,960,000    $  3,796     $ 405,333    $  9,000     $ (191,810)    $ 226,319
                                        ===========    ========     =========    ========     ==========     =========

   The accompanying notes are an integral part of these financial statements.

                                POWERRAISE, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                             Cumulative Amounts
                                                                                               For the Period
                                                                                               March 11, 2005
                                                         Year Ended          Year Ended        (Inception) To
                                                         December 31,        December 31,        December 31,
                                                            2007                2006                2007
                                                         ---------           ---------           ---------
Operating Activities
  Net (Loss)                                             $ (64,007)          $ (47,662)          $(191,810)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Depreciation and amortization expense                  10,425              10,652              25,140
     Increase in prepaid rental deposit                         --                 (60)               (527)
     Increase (decrease) in accounts payable                    --              (2,369)                131
     Increase (decrease) in accounts receivable             (3,126)                 --              (3,126)
     Increase (decrease) in loan receivable               (213,000)                 --            (213,000)
                                                         ---------           ---------           ---------
Net Cash (Used) by Operating Activities                   (269,708)            (39,438)           (383,191)
                                                         ---------           ---------           ---------
FINANCING ACTIVITIES
  Loan from Shareholders (Note 4,5)                        (41,000)             35,000               1,500
  Proceeds from issuance of common stock                   247,879              13,800             398,129
                                                         ---------           ---------           ---------
Cash Provided by Financing Activities                      206,879              48,800             399,629
                                                         ---------           ---------           ---------
INVESTING ACTIVITIES
  Web site Construction                                         --              (7,600)            (28,988)
  Purchase of property and equipment                        (1,469)                 --              (7,231)
                                                         ---------           ---------           ---------
Net cash used by investing activities                       (1,469)             (7,600)            (36,219)
                                                         ---------           ---------           ---------

Net Increase in Cash                                       (64,298)              1,762             (19,781)

Cash, Beginning of Period                                   44,517              42,755                  --
                                                         ---------           ---------           ---------

Cash, End of Period                                      $ (19,781)          $  44,517           $ (19,781)
                                                         =========           =========           =========


Supplemental Information:
  Interest Paid                                          $      --           $      --           $      --
  Income Taxes Paid                                      $      --           $      --           $      --


   The accompanying notes are an integral part of these financial statements.

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2007

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

Basic  earnings  (loss) per share amount are computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

NOTE 3. WARRANTS AND OPTIONS

As of December 31, 2007, there were 449,998 Class A warrants and 449,998 Class B warrants. See "Note 9".

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (March 11, 2005) to December 31, 2007 of $191,810. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 1, 2006, we entered into loan arrangements with two of our shareholders,. They loaned us an aggregate amount of $35,000. and $5,000 and $30,000 respectively from each of two shareholders. The loans are due on September 1, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

On March 22, 2007 we repaid the $5,000 loan in full with interest of $667.39 for a total of $5,667.39.

On November 1, 2007, we entered into loan arrangement with our director and officer. He loaned us an aggregate amount of $1,500. The loan is due on November 1, 2009 and bears no interest.

On December 14, 2007 we repaid $27,912 of the $30,000 loan and invoiced the lender $2,088 for services rendered by the company. Interest on this loan was forgiven.

As of December 31, 2007 there is one loan outstanding to our director and officer, in the amount of $1,500.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

 Our director, loaned the Company $7,500. The loan bears no interest and is payable on demand, not earlier than 36 months as witnessed by the promissory note dated March 14, 2005.

On March 22, 2007 the company repaid the loan to its director and officer in the amount of $7,500.

On November 1, 2007, we entered into loan arrangement with our director and officer. He loaned us an aggregate amount of $1,500. The loan is due on November 1, 2009 and bears no interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. EQUIPMENT

                                                   December 31,     December 31,
                                                       2007             2006
                                                     -------          -------
Cost:
  Office and computer equipment                      $ 7,231          $ 5,762
  Software development costs - website                28,988           28,988
                                                     -------          -------
                                                      36,219           34,750
  Less: Accumulated depreciation and amortization     25,140           14,715
                                                     -------          -------
  Equipment, net                                     $11,079          $20,035
                                                     =======          =======

The company depreciates all of its property and equipment on a straight line basis over 3 years.

NOTE 7. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $171,810 at December 31, 2007, and will expire in the year 2027.

As at December 31, 2007, deferred tax assets consisted of the following:

Net operating losses               $ 25,762
Less: valuation allowance           (25,762)
                                   --------

Net deferred tax asset             $     --
                                   ========

NOTE 8. NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carry-forward of approximately $191,810, which will expire 20 years from the date the loss was incurred.

NOTE 9. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 1,000,000,000 shares of $0.0001 par value common stock. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

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

On June 12, 2007, the officers, directors and majority stockholders of the Company returned an aggregate of 30,000,000 shares of common stock to the Company for cancellation.

On June 12, 2007, the officers, directors and majority stockholders of the Company, entered into a Stock Purchase and Sale Agreement (the "Agreement") which provided, among other things, for the sale of an aggregate of 20,000,000 shares of common stock of the Company (7,500,000 shares and 12,500,000 shares being sold respectively by our director for $.02 per share (the "Purchased Shares") to the buyers listed in such Agreement. The majority of the Purchased Shares (an aggregate of 14,432,350 shares) were purchased by an unaffiliated foreign person, and the balance of the Purchased Shares were purchased by twenty unaffiliated foreign persons. The source of the cash consideration for the Purchased Shares was the buyers' respective personal funds.

On August 6, 2007, the company effected a 10 to 1 forward split of its 2,581,000 issued and outstanding common shares, resulting in 25,810,000 common shares on a post split basis. All shares and per share amounts have been retroactively restated to reflect the 10 for 1 forward stock split.

On November 1, 2007 we raised $100,000 and issued 10,000,000 shares of our common stock, purchase price $0.01 per share, to 7 investors. We received net proceeds of $98,000. On November 1, 2007

On November 12, 2007 we raised $15,000 and issued 1,500,000 shares of our common stock, purchase price $0.01 per share, to 1 investor. We received net proceeds of $14,980. On November 12, 2007

On November 20, 2007, we issued 100,000 shares of common stock to the Company's legal counsel pursuant to the terms of the Engagement Agreement between the Company and the law firm.

During the month of December, 2007, the Company accepted subscriptions for 450,000 common shares from 5 investors under a private placement. We received net proceeds of $134,899 and issued 450,000 units of our common stock at a purchase price $0.30 per unit. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.75 per share, expiring three years from the date of purchase of the Unit.

On December 7, 2007, the Company issued Shlomo Friedman 100,000 shares in consideration for services previously provided. As of December 31, 2007 the Company had 37,960,000 shares of common stock issued and outstanding.

STOCK PURCHASE WARRANTS

During the year, the Company closed a private placement whereby the Company issued 450,000 units for a total of $134,899. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring one year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.75 per share, expiring three years from the date of purchase of the Unit. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

                                   Shares and          Allocated
                                    Warrants             Value
                                    --------             -----

Common stock issued                  450,000          $  125,899
Series A Warrants issued             450,000               4,500
Series B Warrants issued             450,000               4,500
                                  ----------          ----------

                                   1,350,000          $  134,899
                                  ==========          ==========

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 916%, risk-free interest rate of 3.94% and expected lives of 1 year (Series A Warrants) and 3 years (Series B Warrants).

NOTE 10. LONG-TERM DEBT

Note payable to Mr. Shlomo Friedman an officer and director, bearing no interest and payable November 1, 2009
The company can repay any time                                        $1,500
                                                                      ------
                                                                      $1,500
                                                                      ======

NOTE 11. LOAN RECEIVABLE

We entered into a Secured Convertible Promissory Note (the "Note") dated December 3, 2007, with Teleclick Technologies Ltd., a limited company organized in the State of Israel ("Teleclick"), pursuant to which the Registrant will lend Teleclick an aggregate of $300,000.

The Note bears interest at the rate of 15% per annum, payable in cash. All accrued but unpaid interest on the Note and any other amounts due thereon is due and payable on December 3, 2008, or earlier upon acceleration following an event of default, as defined in the Note. All principal and accrued interest on the
Note is convertible into ordinary shares of Teleclick up to an amount equal to 99% of Teleclick's authorized share capital on a fully diluted basis.

On November 2, 2007 we paid Teleclick the sum of $82,000 in consideration for entering into the letter of intent, dated October 17, 2007.

On December 5, 2007 we loaned Teleclick the sum of $90,000.

On December 12, 2007we loaned Teleclick the sum of $25,000.

On December 27, 2007 we loaned Teleclick the sum of $16,000.

As of December 31, 2007 we loaned Teleclick a total amount of $213,000.

NOTE 12. SUBSEQUENT EVENTS

As of January 9, 2008 we raised $80,000 and issued 115,000 shares of our common stock, purchase price $0.30 per share, to 2 investors.

During January, 2007 we paid Teleclick the sum of $87,000.

On December 4, 2007, the Company commenced a private placement offering of 8,333,333 Units for aggregate gross proceeds of $2,500,000, or $0.30 per Unit. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring on year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.75 per share, expiring three years from the date of purchase of the Unit. This offering was made to non-U.S. persons in offshore transactions pursuant to the exemption from registration provided by Regulation S of the Securities Act. As of April 8, 2008 the Company accepted subscriptions from 8 investors for a total of 631,664 Units, raising an aggregate of $189,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore & Associates, Chartered are our principal independent accountants. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing ad maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors: and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's Internal Control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was EFFECTIVE at a reasonable assurance lever based on these criteria.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer:

Name                    Age                  Positions and Offices Held
----                    ---                  --------------------------
Arik Hertz              52          Chief Executive Officer
Shlomo Friedman         59          President, Treasurer, Secretary and Director

The business address of our officer and director is c/o David Lubin & Associates, PLLC, 26 East Hawthorne Avenue, Valley Stream, New York 11580.

Mr. Arik Hertz was the Chief Sales and Marketing officer of RED-C Optical Networking, Inc. from December 2003 through February 2008. Mr. Hertz was a Vice President, Strategic Business Unit Manager, Embedded products, of Saifun Semiconductors, Inc. from August 2002 through June 2003. Mr. Hertz received MScEE degree from the Technion, Israel Institution of Technology, in 1985.

Mr. Shlomo Friedman has been a Director since we were incorporated on March 11, 2005. On June 22, 2007, Mr. Friedman was elected President, Chief Executive Officer, Treasurer and Secretary of the Company. Since 1995, Mr. Friedman has been the Chief Executive Officer of Lugano Capital, a company engaged in the business of mergers and acquisitions and financing of young companies.

Our officers and sole director are not directors in any other reporting companies. Our officers and our sole director has not been affiliated with any company that has filed for bankruptcy within the last five years. We are not aware of any proceedings to which our director and officers, or any associate of any such director or officers, is a party adverse to us.

The Company's directors serve for a term of one year or until their respective successors are elected at our annual shareholders' meeting and is qualified, subject to removal by our shareholders. The Company's officers serve, at the pleasure of the Board of Directors, for a term of one year or until the successor is elected at the annual meeting of the Board of Directors and is qualified.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

AUDITORS; CODE OF ETHICS; FINANCIAL EXPERT

Our principal independent accountant is Moore & Associates, Chartered. We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officer. We do not have a "financial expert" on the Board of Directors. The Board of Directors has not established a Code of Ethics as we currently only have one executive officer.

NOMINATING AND AUDIT COMMITTEES

The Board of Directors of the Company has not established an audit committee or nominating committee. Since we do not have a nominating or audit committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board is of the opinion that such committees are not necessary since the Company currently has only one director, and to date, such director has been performing the functions of such committees.

POTENTIAL CONFLICTS OF INTEREST

We are not aware of any current or potential conflicts of interest with any of our executive officer and director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

From our inception (March 11, 2005) until June 22, 2007, Ruth Navon had been a director and our sole executive officer. In March 2005, Ms. Navon was issued 2,500,000 shares in consideration for her services to us valued in the amount of $2,500. Between July 4, 2005 and December 31, 2005, Itamar Multimedia, whose principal owner and manager is Ms. Navon, was paid an aggregate of $13,900 in consideration for certain consulting services provided to us. For fiscal year ended December 31, 2006, Itamar Multimedia was paid an additional $3,000 in consideration of certain consulting services rendered to us.

In March 2005, Mr. Friedman was issued 2,500,000 shares in consideration for his services to us valued in the amount of $2,500. On December 7, 2007, the Company issued Shlomo Friedman 100,000 shares in consideration for services previously provided.

                           SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us for the fiscal periods indicated.


                                                                     Non-Equity      Nonqualified
 Name and                                                            Incentive         Deferred
 Principal                                    Stock       Option        Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Total($)
 --------       ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  --------
Ruth Navon(1)   2007      $0         $0         $0          $0            $0              $0            $0            $0
                2006      $0         $0         $0          $0            $0              $0            $3,000(3)     $3,000(3)


Shlomo          2007      $0         $0         $0          $0            $0              $0            $0           100,000
Friedman(2)                                                                                                          shares(4)
                2006      $0         $0         $0          $0            $0              $0            $0            $0

----------
(1) Ruth Navon was our President, Chief Executive Officer, Secretary, Treasurer, and a director of the Company from March 11, 2005 until June 22, 2007.
(2) Shlomo Friedman has been a director of the Company since March 11, 2005. On June 22, 2007, Mr. Friedman was elected President, Chief Executive Officer, Treasurer and Secretary of the Company.
(3) Between February 2, 2006 and February 23, 2006, Itamar Multimedia was paid an aggregate of $3,000 in consideration for certain consulting services provided to us. Ruth Navon is the principal of Itamar Multimedia.
(4) On December 7, 2007, the Company issued Shlomo Friedman 100,000 shares in consideration for services previously provided.

OUTSTANDING EQUITY AWARDS

As of December 31, 2007, no executive officer or director, or any former executive officer or director held unexercised options, stock that had not vested, or equity incentive plan awards.

GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

No stock options or stock appreciation rights were granted to any executive officer, or any former executive officer and none hold unexercised options, stock that had not vested, or equity incentive plan awards.

OPTIONS/SAR EXERCISE

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from March 11, 2005 (inception) until December 31, 2007, and none of them holds unexercised stock options held as of such date.

LONG TERM INCENTIVE PLAN AWARDS

We have no long-term incentive plans.

COMPENSATION OF DIRECTORS

As discussed above in the section on Summary Compensation, $3,000 was paid to Itamar Multimedia (whose principal owner and manager is Ms. Navon), during the fiscal year ended December 31, 2006. Except for the foregoing, none of our directors or former directors received any compensation for fiscal year ended December 31, 2007. On December 7, 2007, the Company issued Shlomo Friedman 100,000 shares in consideration for services previously provided.

EMPLOYMENT CONTRACTS

As of December 31, 2007, there are no employment agreements between us and our officer and director. As previously disclosed in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2008, the Company entered into an Employment Agreement, dated as of December 30, 2007, with Arik Hertz to become the Company's Chief Executive Officer. The effective date of the employment agreement was March 1, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of April 8, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and
(iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 38,141,664 shares of our common stock issued and outstanding as of April 8, 2008. We have 631,664 warrants outstanding which are exercisable into 631,664 shares of our common stock. Other than the warrants, we have no options or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o PowerRaise, Inc.,26 East Hawthorne Avenue, Valley Stream, New York 11580.

Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

                                        Number of Shares of       Percent of
                                           Common Stock          Common Stock
Name of Beneficial Owner                Beneficially Owned    Beneficially Owned
------------------------                ------------------    ------------------
Arik Hertz                                          0 (1)               0%
Shlomo Friedman                               100,000                   0%
Reuven Gamliel                             14,432,350               37.84%
All directors and executive officers
 as a group (two people)                      100,000                   0%

----------
(1) Arik Hertz is our Chief Executive Officer. Pursuant to his Employment Agreement with the Company, Mr. Hertz is entitled to options to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share; such options shall vest over a three year period commencing February 1, 2008. In addition, if the Company achieves $700,000 booking in the US market during the first year of his employment, Mr. Hertz is entitled to an option for 270,000 shares, exercisable at $0.30 per share; if during his second year of employment the Company achieves $5,000,000 of worldwide sales or leads the Company to a successful acquisition or merger, he will be granted an option for an additional 265,000 shares at an exercise price of $0.30 per share; and if during the third year the Company achieves $15,000,000 of worldwide sales or leads the Company to a successful acquisition or merger, Mr. Hertz will be entitled to an option for an additional 265,000 shares at an exercise price of $0.30 per share.

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company's securities, known to management, which may result in a change in control of the Company.

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
         INDEPENDENCE.

On March 14, 2005, Shlomo Friedman, a director, made a loan to us in the amount of $7,500 which is repayable upon demand not earlier than 36 months after the date of the Loan Promissory Note, without interest. On March 22, 2007, the Company repaid the loan to Mr. Friedman in the amount of $7,500.

On November 1, 2007, we entered into loan arrangement with Shlomo Friedman, currently our sole officer and director, for a loan in the aggregate principal amount of $1,500. The loan is due on November 1, 2009 and bears no interest.

On December 7, 2007, the Company issued Shlomo Friedman 100,000 shares in consideration for services previously provided.

On August 31, 2006, the Company issued a Loan Promissory Note to Itamar David, one of our shareholders, in the aggregate principal amount of $5,000. The loan was due on September 1, 2008 and accrues interest at a rate of 24% per annum. On March 22, 2007, we repaid the note to Mr. David in full with interest of $667.39.

On August 31, 2006, the Company issued a Loan Promissory Note to Alan Sacks, one of our shareholders, in the aggregate principal amount of $30,000. The loan was due on September 1, 2008 and accrues interest at a rate of 24% per annum. On December 14, 2007, we repaid $27,912 to Mr. Sacks in cash in addition to $2,088 which we paid him for services rendered to the Company. Mr. Sacks forgave any and all accrued interest due under the note.

On October 17, 2007, the Company entered into a Letter of Agreement with Teleclick. The Chief Executive Officer and Chief Research and Development Officer of Teleclick is Reuven Gamliel, the majority shareholder of the Company. Pursuant to the Letter of Agreement, Teleclick will enable the officers, accountants, counsel, bankers and other representatives of the Company to conduct a due diligence review of Teleclick. In addition, the Company and Teleclick entered in a Secured Convertible Promissory Note dated December 3, 2007, pursuant to which the Company agreed to loan Teleclick an aggregate of $300,000.

The Note is secured by all the assets of Teleclick and Teleclick agreed not to sell, lease or otherwise dispose of any portion of such assets. Teleclick also agreed not to pay, declare or set apart for such payment, any dividend or other distribution on its capital stock or make any other payments or distribution in respect of its capital stock.

The Note bears interest at the rate of 15% per annum, payable in cash. All accrued but unpaid interest on the Note and any other amounts due thereon are due and payable on December 3, 2008, or earlier upon acceleration following an event of default, as defined in the Note. At the option of the Company, at any time on or before December 3, 2008, all principal and accrued interest on the
Note is convertible into ordinary shares of Teleclick up to an amount equal to 99% of Teleclick's authorized share capital on a fully diluted basis.

Effective as of March 1, 2008, the Company entered into an Employment Agreement with Arie Hertz, for Mr. Hertz to become the Company's Chief Executive Officer. Pursuant to the agreement, Mr. Hertz will receive an annual base salary of $150,000 for the first six months of employment and an annual base salary of $180,000 commencing with the seventh month of his employment. Mr. Hertz is also entitled to options to purchase 800,000 shares of common stock of the Company at an exercise price of $0.30 per share; such options shall vest over a three year period. In addition, if the Company achieves $700,000 booking in the US market during the first year of his employment, Mr. Hertz is entitled to an option for 270,000 shares, exercisable at $0.30 per share; if during his second year of employment the Company achieves $5,000,000 of worldwide sales or leads the Company to a successful acquisition or merger, he will be granted an option for an additional 265,000 shares at an exercise price of $0.30 per share; and if during the third year the Company achieves $15,000,000 of worldwide sales or leads the Company to a successful acquisition or merger, Mr. Hertz will be entitled to an option for an additional 265,000 shares at an exercise price of $0.30 per share. Mr. Hertz is also entitled to $1,351.80 reimbursement from the Registrant for medical insurance and $15,000 per year to be deposited by the Company in a 401(k) and life insurance plan. Either the Company or Mr. Hertz can terminate the agreement at any time by providing at least one and a half months notice during the first six month of employment and three months at any time after the six months of employment.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Nevertheless, we believe that Shlomo Friedman currently meets the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

Fee Category                   Fiscal 2007 Fees        Fiscal 2006 Fees
------------                   ----------------        ----------------
Audit Fees                         $2,000                   $2,000
Audit-Related Fees                 $1,000
Tax Fees                           $    0                   $    0
All Other Fees

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

POLICY  ON  PRE-APPROVAL  OF  AUDIT  AND  PERMISSIBLE   NON-AUDIT   SERVICES  OF
INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.                             Exhibit Description
-----------                             -------------------
   3.1 Certificate of Incorporation of the Company (annexed as Exhibit 3.1to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on September 12, 2006).
   3.2         Bylaws of Company  (annexed  as Exhibit  3.2 to our  Registration
               Statement on Form SB-2, filed with the Securities and Exchange Commission on September 12, 2006).
   3.3 Certificate of Change of the Company filed with the Secretary of State of Nevada on August 22, 2007 *
   4.5 Secured Convertible Promissory Note dated December 3, 2007 issued by Teleclick Technologies Ltd. to the Company (annexed to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007).
   10.4 Stock Purchase and Sale Agreement, between Ruth Navon and Shlomo Friedman and purchasers, dated June 12, 2007 (annexed to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2007).
   10.5 Letter Agreement dated October 17, 2007, between the Company and Teleclick Technologies, Ltd. (annexed to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2007).
   10.6 Form of Regulation S Subscription Agreement (annexed to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 13, 2007).
   10.7 Employment Agreement, dated as of December 30, 2007, by and between the Company and Arie Hertz (annexed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2008).
   31.1        Rule  13a-14(a)/15d-14(a)  Certification  of Principal  Executive
               Officer *
   31.2        Rule  13a-14(a)/15d-14(a)  Certification  of Principal  Financial
               Officer *
   32.1        Section 1350 Certification of Principal Executive Officer *
   32.2        Section 1350 Certification of Principal Financial Officer *

----------
* Filed herewith

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             POWERRAISE, INC.


Date: April 8, 2008          By: /s/ Arik Hertz
                                ------------------------------------------------
                             Name:  Arik Hertz
                             Title: Chief Executive Officer
                                    (Principal Executive Officer)


                             By: /s/ Shlomo Friedman
                                ------------------------------------------------
                             Name:  Shlomo Friedman
                             Title: President, Treasurer, Secretary and Director
                                    (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

     Signature                                   Title                                 Date
     ---------                                   -----                                 ----

/s/ Shlomo Friedman           President, Treasurer, Secretary and Director         April 8, 2008
--------------------------    (Principal Financial and Accounting Officer)
Shlomo Friedman