Form 10-Q
period 2008-03-31
Powerraise Inc
filed 2008-05-19
CIK 1374718

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2008

                                       or

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 38,293,332 shares of common stock, $0.0001 par value per share, outstanding on May 13, 2008.

      For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Powerraise, Inc.

                           FORWARD-LOOKING STATEMENTS

This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis or Plan of Operations" among other places.

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

                                      INDEX

                                POWERRAISE, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          13

Item 3.  Quantitative and qualitative disclosures about market risk         15

Item 4.  Controls and procedures                                            15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 1A. Risk Factors                                                       16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        16

Item 3.  Defaults Upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits                                                           16

Signatures                                                                  17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                POWERRAISE, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 March 31, 2008

                                                                  March 31,          December 31,
                                                                    2008                2007
                                                                  ---------           ---------
                                                                 (Unaudited)          (Audited)
ASSETS

Current Assets
  Cash and bank accounts                                          $   5,976           $     219
  Prepaid rental deposit                                                527                 526
  Loan Receivable from Teleclick                                    300,000             213,000
  Accounts Receivable                                                 3,126               3,126
                                                                  ---------           ---------

      Total Current Assets                                          309,628             216,871
                                                                  =========           =========

Net property and equipment (Note 6)                                   8,473              11,079
                                                                  ---------           ---------

Total Assets                                                      $ 318,101           $ 227,950
                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts Payable                                                $     131           $     131
  Stock Subscriptions Received not yet accepted                      29,980                  --
                                                                  ---------           ---------
      Total current liabilities                                      30,111                 131
                                                                  ---------           ---------

Loan from Shareholders (Note 10)                                      1,600               1,500
                                                                  ---------           ---------
Total liabilities                                                    31,711               1,631
                                                                  ---------           ---------
Stockholders' Equity (note 4)
  Common Stock, authorized
   1,000,000,000 shares, par value $0.0001
  Issued and outstanding on March 31, 2008 is 38,293,332              3,829               3,796
  Series A Warrants                                                   7,834               4,500
  Series B Warrants                                                   7,834               4,500
  Paid in Capital                                                   498,584             405,333
  Deficit Accumulated During the
  Development Stage                                                (231,691)           (191,810)
                                                                  ---------           ---------
      Total Stockholders' Equity                                    286,389             226,319
                                                                  ---------           ---------

Total Liabilities and Stockholders' Equity                        $ 318,101           $ 227,950
                                                                  =========           =========


    The accompanying notes are an integral part of these financial statements

                                POWERRAISE, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                 March 31, 2008

                                                                                           Cumulative
                                                                                            Amounts
                                                                                         From the Period
                                              Three Months          Three Months         March 11, 2005
                                                 Ended                 Ended             (Inception) To
                                                March 31,             March 31,             March 31,
                                                  2008                  2007                  2008
                                               -----------           -----------           -----------
Revenue                                        $        --           $        --           $        --

Expenses
  Depreciation and amortization                      2,606                 2,606                27,746
  Consulting                                            --                    --                52,574
  Management compensation                           19,383                    --                19,383
  General and Administrative (Note 5)                4,440                 3,963                35,013
  Professional Fees                                 13,485                13,982                79,835
  Marketing                                             --                    --                 2,189
  Website                                               --                    --                20,400
                                               -----------           -----------           -----------
Loss before other income/(expense)
 and income taxes                                   39,914                20,551               237,141
                                               -----------           -----------           -----------
Interest Income                                         33                    --                   210
Other Income                                            --                    --                 5,239
                                               -----------           -----------           -----------

Net (Loss)                                     $   (39,881)          $   (20,551)          $  (231,691)
                                               ===========           ===========           ===========

Basic and Diluted
  (Loss) per Share                                       a                     a                     a
                                               -----------           -----------           -----------
  Weighted Average Number of Shares             38,250,109            55,810,000            47,764,790
                                               -----------           -----------           -----------

----------
a = Less than ($0.01) per share


    The accompanying notes are an integral part of these financial statements

                                POWERRAISE, INC.
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 March 31, 2008

                                                Common Stock
                                           --------------------      Paid in                  Accumulated       Total
                                           Shares        Amount      Capital     Warrants       Deficit        Equity
                                           ------        ------      -------     --------       -------        ------
INCEPTION MARCH 11, 2005                         --    $     --     $      --    $     --     $       --     $      --

Common stock issued for
Services March 30, 2005                  50,000,000       5,000            --          --                        5,000

Sale of common stock under private        5,258,000         526       130,924          --                      131,450
placement @ $0.25 per share
Net (Loss)                                                                                       (80,141)      (80,141)
                                        -----------    --------     ---------    --------     ----------     ---------
BALANCE, DECEMBER 31, 2005               55,258,000       5,526       130,924          --        (80,141)       56,309

Sale of common stock under private
placement @ $0.025 per share                552,000          55        13,745                                   13,800

Net (Loss)                                                                                       (47,662)      (47,662)
                                        -----------    --------     ---------    --------     ----------     ---------
BALANCE, DECEMBER 31, 2006               55,810,000       5,581       144,669          --       (127,803)       22,447

Cancellation of shares                  (30,000,000)     (3,000)        3,000          --

Sale of common stock under private       11,500,000       1,150       111,830          --                      112,980
placement @ $0.01

Sale of common stock under private          450,000          45       125,854       9,000                      134,899
placement @ $0.30

Common stock issued for                     200,000          20        19,980          --                       20,000
Services December 7, 2007
Net (Loss)                                                                                       (64,007)      (64,007)
                                        -----------    --------     ---------    --------     ----------     ---------
BALANCE, DECEMBER 31, 2007               37,960,000       3,796       405,333       9,000       (191,810)      226,319

Sale of common stock under private          333,332          33        93,251       6,668                       99,952
placement @ $0.30

Net (Loss)                                                                                       (39,881)      (39,881)
                                        -----------    --------     ---------    --------     ----------     ---------

BALANCE, MARCH 31, 2008                  38,293,332    $  3,829     $ 498,584    $ 15,668     $ (231,691)    $ 286,390
                                        ===========    ========     =========    ========     ==========     =========

    The accompanying notes are an integral part of these financial statements

                                POWERRAISE, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                 March 31, 2008

                                                                                                      Cumulative
                                                                                                       Amounts
                                                                                                    For the Period
                                                             Three Months        Three Months       March 11, 2005
                                                                Ended               Ended           (Inception) to
                                                               March 31,           March 31,         December 31,
                                                                 2008                2007                2007
                                                              ---------           ---------           ---------
Operating Activities
  Net (Loss)                                                  $ (39,881)          $ (20,551)          $(231,691)
  Adjustments to Reconcile Net Loss to Net Cash
   Used by Operating Activities
     Depreciation and amortization expense                        2,606               2,606              27,746
     Increase in prepaid rental deposit                              --                  --                (527)
     Increase (decrease) in accounts payable                         --                  --                 131
     Increase (decrease) in accounts receivable                      --              (3,126)
     Increase (decrease) in stock Subscriptions received         29,980                  --                  --
     Increase (decrease) in loan receivable                     (87,000)                 --            (213,000)
                                                              ---------           ---------           ---------
Net Cash (Used) by Operating Activities                         (94,295)            (17,945)           (420,466)
                                                              ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from Shareholders (Note 4,5)                                 200             (12,500)              1,500
  Proceeds from issuance of common stock                         99,952                  --             398,129
                                                              ---------           ---------           ---------
Cash Provided by Financing Activities                           100,152             (12,500)            399,629
                                                              ---------           ---------           ---------
CASH FLOWS USED IN INVESTING ACTIVITIES
  Web site Construction                                              --                  --             (28,988)
  Purchase of property and equipment                                 --              (1,409)             (7,231)
                                                              ---------           ---------           ---------
Net cash used by investing activities                                --              (1,409)            (36,219)
                                                              ---------           ---------           ---------

Net Increase in Cash                                              5,857             (31,854)            (57,056)

Cash, Beginning of Period                                           219              44,517                  --
                                                              ---------           ---------           ---------

Cash, End of Period                                           $   6,076           $  12,662           $ (57,056)
                                                              =========           =========           =========

Supplemental Information:
  Interest Paid                                               $      --           $      --           $      --

  Income Taxes Paid                                           $      --           $      --           $      --


    The accompanying notes are an integral part of these financial statements

                                POWERRAISE, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008


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

NOTE 3. WARRANTS AND OPTIONS

As of March 31, 2008, there were 783,332 Class A warrants and 783,332 Class B warrants. See "Note 9".

NOTE 4. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (March 11, 2005) to March 31, 2008 of $231,691. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On September 1, 2006, we entered into loan arrangements with two of our shareholders,. They loaned us an aggregate amount of $35,000 and $5,000 and $30,000 respectively from each of two shareholders. The loans are due on September 1, 2008 and accrue interest at the rate of 24% per annum. We have the option to repay the loan at any time after December 31, 2006.

On March 22, 2007 we repaid the $5,000 loan in full with interest of $667.39 for a total of $5,667.39.

On November 1, 2007, we entered into loan arrangement with our director and officer. He loaned us an aggregate amount of $1,500. The loan is due on November 1, 2009 and bears no interest.

On December 14, 2007 we repaid $27,912 of the $30,000 loan and invoiced the lender $2,088 for services rendered by the company. Interest on this loan was forgiven..

As of March 31, 2008 there is one loan outstanding to our director and officer, in the amount of $1,600.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 5. RELATED PARTY TRANSACTIONS

 Our director loaned the Company $7,500. The loan bears no interest and is payable on demand, not earlier than 36 months as witnessed by the promissory note dated March 14, 2005.

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

NOTE 6. EQUIPMENT

                                                    March 31,      December 31,
                                                      2008            2007
                                                    --------        --------

Cost:
  Office and computer equipment                     $  7,231        $  7,231
  Software development costs - website                28,988          28,988
                                                    --------        --------
                                                      36,219          36,219
Less: Accumulated depreciation and amortization       27,746          25,140
                                                    --------        --------
Equipment, net                                      $  8,473        $ 11,079
                                                    ========        ========


The company depreciates all of its property and equipment on a straight line basis over 3 years.

NOTE 7. INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $34,795, which is calculated by multiplying a 15% estimated tax rate by the cumulative NOL of $231,691.

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

As of March 31, 2008 the Company accepted subscriptions from 8 investors for a total of 783,332 Units, raising an aggregate of $235,000.

As of March 31, 2008 the Company had 38,293,332 shares of common stock issued and outstanding.

STOCK PURCHASE WARRANTS

During the year ended December 31, 2007, the Company closed a private placement whereby the Company issued 450,000 units for a total of $134,899. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring one year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of

$0.75 per share, expiring three years from the date of purchase of the Unit. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

During January 2008, the Company closed a private placement whereby the Company issued 333,332 units for a total of $99,952. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring one year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.75 per share, expiring three years from the date of purchase of the Unit. The consideration was allocated to the shares and warrants issued based upon the relative fair value.

A summary of the Company's outstanding stock purchase warrants as of March 31, 2008 is presented below:

                                                Shares and           Allocated
                                                 Warrants              Value
                                                ----------          ----------
Common stock issued                                783,332          $  219,332
Series A Warrants issued                           783,332               7,834
Series B Warrants issued                           783,332               7,834
                                                ----------          ----------
                                                 2,349,996          $  234,851
                                                ==========          ==========

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 916%, risk-free interest rate of 3.94% and expected lives of 1 year (Series A Warrants) and 3 years (Series B Warrants).

NOTE 10. LONG-TERM DEBT

Note payable to Mr. Shlomo Friedman an officer and director, bearing no interest and payable November 1, 2009
The company can repay any time                                       $  1,600
                                                                     --------
                                                                     $  1,600
                                                                     ========

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

On December 5, 2007 we loaned Teleclick the sum of $90,000.

On December 12, 2007we loaned Teleclick the sum of $25,000.

On December 27, 2007 we loaned Teleclick the sum of $16,000.

During January, 2008 we paid Teleclick the sum of $87,000.

As of March 31, 2008 we loaned Teleclick a total amount of $300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Powerraise, Inc. (referred to in this Quarterly Report as "Powerraise", "us", "we" and "our") was incorporated under the laws of the State of Nevada on March 11, 2005. We have not generated any revenue to date and are a development stage company. Our initial focus was to become involved in the business of developing and marketing an internet commerce platform which enables schools to raise funds by collecting commissions from online shopping by parents and students. We are currently focused on negotiating and finalizing an arrangement with Teleclick, Ltd., an Israeli company which develops and provides a "Click-For-Free-Calls" application designed to initiate calls from a web page and send and receive emails and SMS text messages from a web page.

BACKGROUND

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

PLAN OF OPERATION

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

On October 17, 2007, we entered into Letter Agreement with Teleclick. Teleclick is a supplier of innovative and cost-effective Click-to-Call solutions, a process of converting Web-based traffic into direct telephony communication between an end user and an entity. These solutions enable Web users to use a "Teleclicker" in order to initiate and immediately receive telephone calls from a sales organization.

On March 1, 2007, we subleased an office in Huntingdon Valley, PA, to be our US sales and marketing headquarters. Arik Hertz, our CEO, conducts his activity from there, building the infrastructure for Teleclick products and services, contact possible partners and customers, interviewing candidates, etc.

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

RESULTS OF OPERATIONS

Our company posted losses of $39,881 for the three months ended March 31, 2008 compared to $20,551 for the three months ended March 31, 2007. From inception to March 31, 2008 we have incurred losses of $231,691. The principal components of our losses for the three months ended March 31, 2008 included general and administrative costs of $4,440, management compensation of $19,383, Professional fees of $13,485 and amortization of our website & equipment of $2,606. This compares to general and administrative costs of $3,963 and Professional fees of $13,982 for the three months ended March 31, 2007. The reason for the approximately 94% increase in losses is a result of our management compensation.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows from operations in the next twelve month period.

At March 31, 2008, we had working capital of $5,976, compared to $219 at December 31, 2007. At March 31, 2008, our total assets consisted of cash of $5,976, loan receivable of $300,000, accounts receivable of $3,126 and property and equipment of $8,473, compared to cash of $219, loan receivable of $213,000, account receivable of $3,126 and property and equipment of $11,079 at December 31, 2007.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

Given that we are a development stage company and have not generated any revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including the successful transaction with Teleclick, market acceptance of our products, competition from well-funded competitors, and our ability to manage our expected growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful development of our technologies into a marketable product and successful and sufficient market acceptance of our products once developed and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in significant dilution of the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

GOING CONCERN

Due to the uncertainty of our ability to meet current operating and capital expenses, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern in their audit report for the period ended March 31, 2008.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not expect to purchase any significant equipment over the twelve months.

EMPLOYEES

Arik Hertz our Chief Executive Officer is our sole full time employee. In addition, we currently have one independent contractor who is responsible for our business development which includes building an infrastructure in the US for the sales and marketing, contacting possible partners and customers. We expect no significant changes in the number of our employees other than such changes, if any, incident to our proposed acquisition of Teleclick.

OFF-BALANCE SHEET ARRANGEMENTS

Our company does not have any off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by Item 305

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the 1934 Act, as of the end of the period covered by this quarterly report, being the fiscal quarter ended March 31, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of March 31, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended March 31, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There are presently some disputes between the Company and Mr. Reuven Gamliel, the principal of Teleclick, regarding several commercial issues relating to the acquisition by the Company of Teleclick. Although the Company is hopeful that such disputes will be resolved amicably, there is no assurance that litigation will ensue. We know of no other existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Annual Report on Form 10-K, filed on April 10, 2008. We know of no changes that would impact the content of the risk factors disclosed therein other than as set forth below.

WE ARE CURRENTLY IN A DISPUTE WITH TELECLICK WHICH MAY NOT BE RESOLVED TO OUR SATISFACTION.

We are currently negotiating with Teleclick over several commercial issues relating to the acquisition by the Company of Teleclick, including without limitation the ownership of the intellectual property of Teleclick. If these disputes are not resolved to our satisfaction and we can not collect the amounts owed to us by Teleclick, we will have no funds available for another business or acquisition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2008, the Company issued .333,332 units to 3 non-U.S. investors for a total of $100,000 of gross proceeds. Each Unit consisted of (i) one share of common stock, (ii) one Class A Warrant, and (iii) one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.45 per share, expiring one year from the date of purchase. Each Class B Warrant entitles the holder thereof to purchase one share of common stock at an exercise price of $0.75 per share, expiring three years from the date of purchase of the Unit. The Units were sold in a private placement held under Regulation S promulgated under the Securities Act of 1933, as amended (the "Act"). On February 27, 2008, the Company received an additional $30,000 for the purchase for an additional 100,000 Units, but such shares have not yet been issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Number
Exhibit                                 Description
-------                                 -----------

 3.1 Certificate of Incorporation of the Company incorporated herein from Exhibit 3.1 of our Registration Statement of Form SB-2, filed on September 12, 2006, file number 333-137251.

 3.2 Bylaws of Company incorporated herein from Exhibit 3.2 of our Registration Statement of Form SB-2, filed on September 12, 2006, file number 333-137251.

 31.1        Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
             Officer

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
             Officer

 32.1        Section 1350 Certification of Principal Executive Officer

 32.2        Section 1350 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                POWERRAISE, INC.


By: /s/ Arik Hertz
   ---------------------------------------
   Arik Hertz, Chief Executive Officer

Dated: May 13, 2008


By: /s/ Shlomo Friedman
   ---------------------------------------
   Shlomo Friedman, President, Treasurer,
   Secretary and Director (Principal
   Financial and Accounting Officer)

Dated: May 13, 2008