Form 10-Q
period 2008-06-30
Powerraise Inc
filed 2008-08-07
CIK 1374718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-52478

PowerRaise Inc.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0454140 (IRS Employer Identification No.)

c/o David Lubin & Associates, PLLC, 26 East Hawthorne Avenue, Valley Stream, New York	11580
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (516) 887-8200

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No☐

There were 38,659,998 shares of the issuer’s common stock, $0.0001 par value, outstanding on August 7 2008 .

For purposes of this Quarterly Report, references to the “Company,” “we,” “us,” and “our” mean PowerRaise Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements.” All statements other than statements of historical fact are forward-looking statements. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis or Financial Condition and Results of Operations” among other places.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

INDEX

POWERRAISE INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of June 30, 2008	F-2

Statements of Operations for the Three Months and Six Months Ended
June 30, 2008 and 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Six Months Ended
June 30, 2008, and 2007, and Cumulative from Inception	F-4

Notes to Financial Statements June 30, 2008, and 2007	F-5

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2008

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current Assets:
Cash in bank	$34,915	$219
Loan receivable from Teleclick	300,000	213,000
Accrued interest receivable	25,194	-
Accounts receivable	-	3,126

Total current assets	360,109	216,345

Other Assets:
Deposit	-	526
Property and Equipment, net	5,866	11,079

Total other assets	5,866	11,605

Total Assets	$365,975	$227,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$20,985	$131
Loans payable	48,000	-

Total current liabilities	68,985	131

Loans from related parties - Directors and stockholders	1,600	1,500

Total liabilities	70,585	1,631

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 38,293,331 and 37,960,000 shares issued
and outstanding, respectively	3,829	3,796
Series A Warrants	7,834	4,500
Series B Warrants	7,834	4,500
Additional paid-in capital	498,584	405,333
Stock subscriptions received	79,980	-
(Deficit) accumulated during the development stage	(302,671)	(191,810)

Total stockholders' equity	295,390	226,319

Total Liabilities and Stockholders' Equity	$365,975	$227,950

The accompanying notes to financial statements are
an integral part of these financial statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 11, 2005)
THROUGH JUNE 30, 2008
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended	Cumulative
	June 30,	June 30,	June 30,	June 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Depreciation and amortization	2,606	2,607	5,213	5,213	30,353
General and administrative	17,606	2,651	17,689	6,613	100,836
Professional fees	25,415	5,471	38,900	19,453	105,250
Management compensation	49,583	-	73,322	-	73,322
Marketing	-	-	-	-	2,189
Website	-	-	-	-	20,400

Total general and administrative expenses	95,210	10,729	135,124	31,279	332,350

(Loss) from Operations	(95,210)	(10,729)	(135,124)	(31,279)	(332,350)

Other Income (Expense)
Interest income	11,241	-	25,249	79	25,452
Other income	-	-	-	-	5,213
Interest expense	(986)	-	(986)	-	(986)

Income before Income Taxes	(84,955)	(10,729)	(110,861)	(31,200)	(302,671)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(84,955)	$(10,729)	$(110,861)	$(31,200)	$(302,671)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	38,293,331	4,954,626	38,231,884	5,388,800

The accompanying notes to financial statements are
an integral part of these statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 11, 2005)
THROUGH JUNE 30, 2008
(Unaudited)

	Six Months	Six Months
	Ended	Ended	Cumulative
	June 30,	June 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(110,861)	$(31,200)	$(302,671)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciaition and amortization	5,213	5,213	30,353
Changes in net assets and liabilities-
Accounts receivable and prepaid rent	(21,542)	-	(25,194)
Accounts payable and accrued liabilites	20,854	-	20,985

Net Cash Used in Operating Activities	(106,336)	(25,987)	(276,527)

Investing Activities:
Loan receivable	(87,000)	-	(300,000)
Purchase of property and equipment	-	(1,469)	(36,219)

Net Cash Used in Investing Activities	(87,000)	(1,469)	(336,219)

Financing Activities:
Loans received	48,000	-	48,000
Issuance of common stock and warrants	99,952	-	518,081
Stock subscriptions received	79,980		79,980
Loans from related parties - Directors and stockholders	100	(12,500)	1,600

Net Cash Provided by Financing Activities	228,032	(12,500)	647,661

Net (Decrease) Increase in Cash	34,696	(39,956)	34,915

Cash - Beginning of Period	219	44,516	-

Cash - End of Period	$34,915	$4,560	$34,915

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$667	$667
Income taxes	$-	$-	$-

Supplemental schedule of noncash investing and financing activities:

On March 30, 2005, the Company issued 25,000,000 common shares (an aggregate of 50,000,000 shares) to each of its Directors for services rendered, valued at $ 0.0001 per share or $5,000.
On November 20, 2007, the Company issued 100,000 shares of common stock to the Company's legal counsel pursuant to the terms of the Engagement Agreement between the Company and the law firm.
On December 7, 2007, the Company issued to an officer and director 100,000 shares in consideration for services previously provided.

The accompanying notes to financial statements are an integral part of these statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(1) Summary of Significant Accounting Policies

 Basis of Presentation and Organization

Powerraise, Inc. (the “Company” or “Powerraise”) was organized and incorporated under the laws of the State of Nevada on March 11, 2005.

On October 17, 2007, the Company entered into Letter Agreement with Teleclick. Teleclick is a supplier of innovative and cost-effective Click-to-Call solutions, a process of converting Web-based traffic into direct telephony communication between an end user and an entity. These solutions enable Web users to use a "Teleclicker" in order to initiate and immediately receive telephone calls from a sales organization.

Pursuant to the Letter of Agreement, Teleclick will enable the officers, accountants, counsel, bankers and other representatives of the Company to conduct a due diligence review of Teleclick, for the purposes of possibly acquiring that company. If the Company consummates such acquisition, the Company will then be involved in the business of Teleclick. If the Company does not consummate such acquisition, the Company will have to continue its search for another acquisition candidate.

 Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

 Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2008, and for the three-month and six- month periods ended June 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended June 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-K filed with the SEC for additional information, including significant accounting policies.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from planned operations. It plans to realize revenues from licensing, selling, research and development, and royalty activities. Revenues will be recognized by major categories under the following policies:

For licensing activities, revenue from such agreements will be realized over the term and under the conditions of each specific license once all contract conditions have been met. Payments for licensing fees are generally received at the time the license agreements are executed, unless other terms for delayed payment are documented and agreed to between the parties.

For research and development activities, revenues from such agreements will be realized as contracted services are performed or when milestones are achieved, in accordance with the terms of specific agreements. Advance payments for the use of technology in which further services are to be provided or fees received on the signing of research agreements are recognized over the period of performance of the related activities. Amounts received in advance of recognition will be considered as deferred revenues by the Company.

For royalty activities, revenues will be realized once performance requirements of the Company have been completed, and collection is reasonably assured.

Software Development Costs

Software development costs represent capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended June 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

 Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2008.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

 Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

 Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and revenues and expenses for the periods ended June 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

(2) Going Concern

The Company is currently in the development stage. While management of the Company believes that the Company will be successful in its planned operating activities, there can be no assurance that the Company will be successful in the development of a product and sale of its planned product, technology, or services that will generate sufficient revenues to sustain the operations of the Company. The Company also intends to conduct additional capital formation activities through the issuance of its common stock and to commence operations.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Loan Receivable

The Company entered into a Secured Convertible Promissory Note (the "Note") dated December 3, 2007, with Teleclick Technologies Ltd., a limited company organized in the State of Israel ("Teleclick"), pursuant to which the Registrant loaned Teleclick an aggregate of $300,000.

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

(4) Property and Equipment

Cost:
Office and computer equipment	$7,231
Software development costs - website	28,988
36,219
Less: Accumulated depreciation and amortization	30,353

Property and Equipment, net	$5,866

The company depreciates all of its property and equipment on a straight line basis over 3 years.

(5) Loans Payable

As of June 30, 2008 the Company borrowed an aggregate of $38,000 from Bransville Investment Limited, with interest at 15% payable in twelve months.

As of June 30, 2008 the Company borrowed an $10,000 from Roseman Ltd. with interest at 15% payable in twelve months.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(6) Common Stock

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

On November 1, 2007 the Company raised $100,000 and issued 10,000,000 shares of its common stock, purchase price $0.01 per share, to 7 investors. The Company received net proceeds of $98,000.

On November 12, 2007 the Company raised $15,000 and issued 1,500,000 shares of its common stock, purchase price $0.01 per share, to 1 investor. The Company received net proceeds of $14,980.

On November 20, 2007, the Company issued 100,000 shares of common stock to the Company's legal counsel pursuant to the terms of the Engagement Agreement between the Company and the law firm.

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

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On December 7, 2007, the Company issued to an officer and director 100,000 shares in consideration for services previously provided.

As of March 31, 2008 the Company accepted subscriptions from 8 investors for a total of 783,332 Units, raising an aggregate of $235,000.

As of March 31, 2008 the Company had 38,293,331 shares of common stock issued and outstanding.

(7) Stock Purchase Warrants

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

A summary of the Company's outstanding stock purchase warrants as of June 30, 2008 is presented below:

	Shares and	Allocated
	Warrants	Value
Common stock issued	783,332	$219,332
Series A Warrants issued	783,332	7,834
Series B Warrants issued	783,332	7,834
	2,349,996	$235,000

The value allocated to the warrants was estimated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, expected volatility of 916%, risk-free interest rate of 3.94% and expected lives of 1 year (Series A Warrants) and 3 years (Series B Warrants).

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(8) Income Taxes

The provisions (benefit) for income taxes for the period ended June 30, 2008 and 2007 were as follows (using a 23 percent effective Federal and state income tax rate):

	2008	2007
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$25,498	$7,176
Change in valuation allowance	(25,498)	(7,176)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2008, as follows:

2008
Loss carryforwards	$69,614
Less - Valuation allowance	(69,614)
Total net deferred tax assets	$-

As of June 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $326,880 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(9) Related Party Transactions

As of June 30, 2008, the Company owed to a Director and stockholder $1,600 that was loaned to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and payable by November 1, 2009.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

On March 30, 2005, the Company issued 25,000,000 common shares (an aggregate of 50,000,000 shares) to each of its Directors for services rendered, valued at $ 0.0001 per share or $5,000.

On June 12, 2007, the officers, directors and majority stockholders of the Company returned an aggregate of 30,000,000 shares of common stock to the Company for cancellation.

On December 7, 2007, the Company issued to an officer and director 100,000 shares in consideration for services previously provided.

(10) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option had been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first re-measurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The management of the Company is of the opinion that the adoption of this new pronouncement will not have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary, and to similarly account for similar transactions; (d) measure any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

●	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
●	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
●	Disclosure of information about credit-risk-related contingent features; and
●	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than to the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a)
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

b)	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c)
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d)
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

On May 26, 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts” (“SFAS No. 163”). SFAS No. 163 clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency. Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163. Except for those disclosures, earlier application is not permitted. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2008, AND 2007
(Unaudited)

(11) Events Subsequent to the Balance Sheet Date

On July 17, 2008, the Company entered into an executive employment agreement with Asher Zwebner, pursuant to which Mr. Zwebner will be employed as the chief financial officer of the Company. The executive employment agreement provides that Mr. Zwebner will receive a base salary of $3,000 for each quarterly filing by the Company with the Securities and Exchange Commission, $5,000 for each annual filing by the Company with the Securities and Exchange Commission, and an annual grant of 100,000 shares of the Company’s common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

PowerRaise Inc. (referred to in this Quarterly Report as "PowerRaise", "us", "we" and "our") was incorporated under the laws of the State of Nevada on March 11, 2005. We have not generated any revenue to date and are a development stage company. Our initial focus was to become involved in the business of developing and marketing an internet commerce platform which enables schools to raise funds by collecting commissions from online shopping by parents and students. We are currently focused on negotiating and finalizing an arrangement with Teleclick, Ltd., an Israeli company which develops and provides a "Click-For-Free-Calls" application designed to initiate calls and receive e-mails and SMS text messages from an Internet web page.

We are currently engaged in negotiations to acquire certain technology that is integral to the development of Teleclick’s "Click-For-Free-Calls" web application from Gamcom Ltd. Communication Services, an Israeli company, and to retain the sole shareholder of Gamcom Ltd. Communication Services, Reuven Gamliel, as a consultant. Mr. Gamliel is a major shareholder of PowerRaise who owns 14,432,350 shares of our common stock, or 37.69% of our issued and outstanding share capital.

We are currently engaged in negotiations with Teleclick Technologies Ltd. regarding the possibility that we will convert, into ordinary shares of Teleclick, all or part of the outstanding principal and accrued interest under Teleclick’s Secured Convertible Promissory Note dated December 3, 2007.

Effective as of May 28, 2008, Reuven Gamliel has the right, on May1, 2010 and for 90 days thereafter, to require four shareholders of the Company to purchase up to 6,494,000 shares owned by Mr. Gamliel for a purchase price of $0.25 per share. Mr. Gamliel agreed that the number of shares subject to said put option shall be reduced by any compensation to be received by Mr. Gamliel or Gamcom Ltd. Communication Services (excluding compensation for the purchase of Gamcom’s technology) from the Company, Teleclick and any affiliates thereof.

MATERIAL CHANGES IN FINANCIAL CONDITION

On June 30, 2008, we had cash and cash equivalents of $34,915, as compared to $219 on December 31, 2007. Total assets on June 30, 2008 were $365,975 as compared to $227,950 on December 31, 2007. These increases reflect the receipt of proceeds from the issuance and sale of securities of the Company, in the gross amount of $180,000 in the six months ended June 30, 2008.

Included in our total assets on June 30, 2008 is a loan receivable from Teleclick in the amount of $300,000. This loan was extended to Teleclick pursuant to a secured convertible promissory note dated December 3, 2007.

During the three month period ended June 30, 2008 we borrowed an aggregate of $43,000 from Bransville Investment Limited, including $15,000 borrowed on April 9, 2008, $15,000 borrowed on May 7, 2008, $8,000 borrowed on May 21, 2008 and $5,000 borrowed on June 3, 2008. The $15,000 borrowed from Bransville Investment on April 9, 2008 bears interest at the rate of 15% per annum and matures on April 9, 2009. The $15,000 borrowed from Bransville Investment on May 7, 2008 bears interest at the rate of 15% per annum and matures on May 6, 2009. The $8,000 borrowed from Bransville Investment on May 21, 2008 bears interest at the rate of 15% per annum and matures on May21, 2009. The $5,000 borrowed from Bransville Investment on June 3, 2008 was repaid in full on June 20, 2008 without incurring interest. Accordingly, at June 30, 2008 the Company was indebted to Bransville Investment in the aggregate principal amount of $38,000. In addition to the loans provided by Bransville Investment, we borrowed $10,000 from D. Roseman, a privately held Israeli investment company. The loan provided by D. Roseman bears interest at the rate of 15% and matures on June 30 2009.

There are no assurances that we will be able to obtain the funds required for our continued operation or, if such funds are available, that they can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our obligations as they become due and we will be forced to scale down or terminate the operation of our business.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

In the six months ended June 30, 2008, we incurred a net loss of $110,861, as compared to a net loss of $31,200 in the six months ended June 30, 2007. The increase of approximately 433% in net losses in 2008 resulted primarily from the increase in professional fees in the amount of $38,900 as compared to $19,453 , for the same period in the year 2007 , primarily resulting from increased Company operating activity , and from management compensation amounting to $73,322 as compared to no management compensation expense in the six months ended June 30, 2007. This expense was incurred pursuant to our employment agreement with Arik Hertz, our chief executive officer, which became effective on March 1, 2008 . From inception to June 30, 2008 we have incurred cumulative net losses of $302,671.

GOING CONCERN

The Company has incurred an operating loss since inception, had negative working capital as of June 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. As described in more detail in Note 2 to the accompanying financial statements, these and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

Our Company does not have any off-balance sheet arrangements, including any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information pursuant to this Item.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being the three month period ended June 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our Company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our Company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of June 30, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended June 30, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are presently some disputes between the Company and Mr. Reuven Gamliel, the principal of Teleclick, regarding the contemplated conversion by the Company of the outstanding principal and all accrued interest under Teleclick’s Secured Convertible Promissory Note, dated December 3, 2007, into ordinary shares of Teleclick. Although the Company is hopeful that such disputes will be resolved amicably, there is no assurance that litigation will not ensue. We know of no other existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS.

Smaller reporting companies are not required to provide the information pursuant to this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 5, 2008 the Company sold 266,667 units, each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. The aggregate consideration paid for the units was $80,000. The units were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation D of the Securities Act. The subscriber represented that he is an accredited investor, as defined in Regulation D, that he acquired the units for his own account as principal, not as a nominee or agent, for investment purposes only and not with a view to or for resale or distribution. Each Class A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.45 per share, expiring one year from the date of purchase. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.75 per share, expiring three years from the date of purchase.

ITEM 3.	DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

Exhibit Number		Exhibit Description

10.3		Return Loan agreement , dated June 28 2008 , between Poweraise Inc and Roseman D Investments

10.9		Loan Agreement, dated April 9, 2008, between PowerRaise Inc. and Bransville Investment Limited

10.10		Loan Agreement, dated May 7, 2008, between PowerRaise Inc. and Bransville Investment Limited

10.11		Loan Agreement, dated May 21, 2008, between PowerRaise Inc. and Bransville Investment Limited

10.12		Loan Agreement, dated June 3, 2008, between PowerRaise Inc. and Bransville Investment Limited

10.13		Return Loan Agreement, dated June 20, 2008, between PowerRaise Inc. and Bransville Investment Limited

31.1	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	-	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	-	Section 1350 Certification of Principal Executive Officer

32.2	-	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERRAISE, INC.

By:   /s/ Arik Hertz
Arik Hertz, Chief Executive Officer
Dated: August 7, 2008

By:  /s/ Asher Zwebner
Asher Zwebner, Chief Financial Officer
Dated: August 7 2008