Form 10-Q
period 2008-09-30
Powerraise Inc
filed 2008-11-14
CIK 1374718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-52478

PowerRaise I nc .
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No ☐

There were 38,659,998 shares of the issuer’s common stock, $0.0001 par value, outstanding on November 4, 2008 .

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

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

Financial Statements-

Balance Sheets as of September 30, 2008 and December 31, 2007	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2008 and 2007, and Cumulative from Inception	F-3

Statements of Cash Flows for the Nine Months Ended
September 30, 2008, and 2007, and Cumulative from Inception	F-4

Notes to Financial Statements September 30, 2008, and 2007	F-5

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash in bank	$21,454	$219
Loan receivable from Teleclick	300,000	213,000
Accrued interest receivable	36,413	-
Accounts receivable	-	3,126

Total current assets	357,867	216,345

Other Assets:
Deposit	-	526
Acquired technology	276,100	-
Property and Equipment, net	3,260	11,079

Total other assets	279,360	11,605

Total Assets	$637,227	$227,950

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$80,186	$131
Loans payable	230,000	-

Total current liabilities	310,186	131

Loans from related parties - Stockholders	10,600	1,500

Total liabilities	320,786	1,631

Commitments and Contingencies

Stockholders' Equity
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 38,659,998 and 37,960,000 shares issued
and outstanding, respectively	3,866	3,796
Series A Warrants	7,834	4,500
Series B Warrants	7,834	4,500
Additional paid-in capital	608,547	405,333
Stock subscriptions received	136,000	-
(Deficit) accumulated during the development stage	(447,640)	(191,810)

Total stockholders' equity	316,441	226,319

Total Liabilities and Stockholders' Equity	$637,227	$227,950

The accompanying notes to financial statements are
an integral part of these financial statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 11, 2005)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended	Cumulative
	September 30,	September 30,	September 30,	September 30,	From
	2008	2007	2008	2007	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Depreciation and amortization	2,606	2,606	7,819	7,819	32,959
General and administrative	24,405	1,136	43,451	7,573	126,598
Professional fees	18,429	1,860	57,329	21,313	123,679
Management compensation	106,867	-	178,833	-	178,833
Marketing	-	-	-	-	2,189
Website	-	-	-	-	20,400

Total general and administrative expenses	152,307	5,602	287,431	36,705	484,657

(Loss) from Operations	(152,307)	(5,602)	(287,431)	(36,705)	(484,657)

Other Income (Expense)
Interest income	11,390	96	36,626	-	36,829
Other income	-	-	13	-	5,226
Interest expense	(4,052)	-	(5,038)	-	(5,038)

Income before Income Taxes	(144,969)	(5,506)	(255,830)	(36,705)	(447,640)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(144,969)	$(5,506)	$(255,830)	$(36,705)	$(447,640)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	38,556,375	25,810,000	38,340,837	25,810,000

The accompanying notes to financial statements are
an integral part of these statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007,
AND CUMULATIVE FROM INCEPTION (MARCH 11, 2005)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended	Cumulative
	September 30,	September 30,	From
	2008	2007	Inception

Operating Activities:
Net (loss)	$(255,830)	$(36,705)	$(447,640)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciaition and amortization	7,819	7,819	32,959
Common stock issued for management compensation	30,000	-	30,000
Changes in net assets and liabilities-
Accounts receivable and prepaid rent	(32,761)	-	(36,413)
Accounts payable and accrued liabilites	18,056	-	18,187

Net Cash Used in Operating Activities	(232,717)	(28,886)	(402,908)

Investing Activities:
Loan receivable	(87,000)	-	(300,000)
Purchase of technology	(214,100)	-	(214,100)
Purchase of property and equipment	-	(1,469)	(36,219)

Net Cash Used in Investing Activities	(301,100)	(1,469)	(550,319)

Financing Activities:
Loans received	230,000	-	230,000
Issuance of common stock and warrants	179,952	-	598,081
Stock subscriptions received	136,000	-	136,000
Loans from related parties - Stockholders	9,100	(12,500)	10,600

Net Cash Provided by Financing Activities	555,052	(12,500)	974,681

Net (Decrease) Increase in Cash	21,235	(42,855)	21,454

Cash - Beginning of Period	219	44,516	-

Cash - End of Period	$21,454	$1,661	$21,454

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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
On July 27, 2007, the Company issued to an officer 100,000 shares in consideration for services provided.
The accompanying notes to financial statements are an integral part of these statements.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2008, and for the three-month and six- month periods ended September 30, 2008, and 2007, and cumulative from inception are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2008, and the results of its operations and its cash flows for the three-month and six-month periods ended September 30, 2008, and 2007, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2008. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States of America. Refer to the audited financial statements of the Company as of December 31, 2007, in its Annual Report on Form 10-K filed with the SEC for additional information, including significant accounting policies.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. For the period ended September 30, 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2008.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of the Company’s financial instruments approximated fair value due to their short-term nature and maturity.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the periods ended September 30, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(3)         Loan Receivable

The Company entered into a Secured Convertible Promissory Note (the "Note") dated December 3, 2007, with Teleclick Technologies Ltd., a limited company organized in the State of Israel ("Teleclick"), pursuant to which the Company loaned Teleclick an aggregate of $300,000.

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

(4)         Property and Equipment

Cost:
Office and computer equipment	$7,231
Software development costs - website	28,988
36,219
Less: Accumulated depreciation and amortization	32,959

Property and Equipment, net	$3,260

The company depreciates all of its property and equipment on a straight line basis over 3 years.

(5)         Loans from related parties - Stockholders

As of September 30, 2008 loans from related parties – stockholders amounted to $10,600 and represented working capital advances from stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(6)         Loans Payable

As of September 30, 2008 the Company borrowed an aggregate of $128,000 from Bransville Investment Limited, with interest at 15% payable in twelve months.

As of September 30, 2008 the Company borrowed an aggregate of $102,000 from Rozman Ltd. with interest at 15% payable in twelve months.

(7)         Common Stock

On March 30, 2005, the Company issued 25,000,000 common shares (an aggregate of 50,000,000 shares) to each of its Directors for services rendered, valued at $ 0.0001 per share or $5,000.

During the year ended December 31, 2005, the Company accepted subscriptions for 5,258,000 common shares from 17 investors under a private placement scheduled to close on September 30, 2006. The private placement was not subject to any minimum investment and was priced at $0.025 per share. The Company accepted the subscriptions on various dates throughout the year.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

During the six months ended September 30, 2006 the Company accepted further subscriptions on various dates throughout the period for 552,000 common shares from 24 investors under the private placement. The private placement closed on September 30, 2006.

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

In July 2008 the Company issued shares pursuant to a sale of 266,667 units, each consisting of one share of Common Stock, one Class A Warrant and one Class B Warrant. The aggregate consideration paid for the units was $80,000. Each Class A Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.45 per share, expiring one year from the date of purchase. Each Class B Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.75 per share, expiring three years from the date of purchase.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

On July 29, 2008 the Company sold 500,000 shares of Common Stock and on August 26, 2008 the Company sold 180,000 shares of Common Stock. The aggregate consideration paid for the shares was $136,000.

On July 27, 2008, the Company issued to an officer 100,000 shares in consideration for services provided.

(8)         Stock Purchase Warrants

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

A summary of the Company's outstanding stock purchase warrants as of September 30, 2008 is presented below:

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

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(9)         Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2008 was as follows (using a 23 percent effective Federal and state income tax rate):

2008

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$58,841
Change in valuation allowance	(58,841)

Total deferred tax provision	$-

The Company had deferred income tax assets as of September 30, 2008, as follows:

2008

Loss carryforwards	$102,957
Less - Valuation allowance	(102,957)

Total net deferred tax assets	$-

As of September 30, 2008, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $438,640 that may be offset against future taxable income. The net operating loss carryforwards expire in the year 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership or a change in the nature of the business occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements for the realization of loss carryforwards, as the Company believes there is high probability that the carryforwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

(10)         Related Party Transactions

As of September 30, 2008, the Company owed to a Director and stockholder $1,600 that was loaned to the Company for working capital purposes. The loan is unsecured, non-interest bearing, and payable by November 1, 2009.

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

On July 27, 2008, the Company issued to an officer 100,000 shares in consideration for services provided.

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

(11)         Commitments

On July 17, 2008, the Company entered into an executive employment agreement with Asher Zwebner, pursuant to which Mr. Zwebner is employed as the chief financial officer of the Company. The executive employment agreement provides that Mr. Zwebner will receive a base salary of $3,000 for each quarterly filing by the Company with the Securities and Exchange Commission, $5,000 for each annual filing by the Company with the Securities and Exchange Commission, and an annual grant of 100,000 shares of the Company’s common stock.

On September 19, 2008 the Company and Gamcom Ltd., an Israeli corporation, executed a License Agreement and a Purchase Option Agreement.

The sole shareholder of Gamcom, Mr. Reuven Gamliel, is a major shareholder of the Company.

Pursuant to the License Agreement, Gamcom granted a 3 year non-exclusive license to the Company to use certain intellectual property that is owned by Gamcom and relates to a line of products known as the “CALLECT” products. As consideration the Company paid a license fee in the amount of $84,500.

The Intellectual Property is integral to the development of the “Click-For-Free-Calls” web application of Teleclick Technologies Ltd. The Company and Teleclick entered into a Secured Convertible Promissory Note, dated December 3, 2007, pursuant to which the Company loaned Teleclick an aggregate amount of $300,000 and has the option, at any time on or before December 3, 2008, to convert all principal and accrued interest under the Note into ordinary shares of Teleclick, up to an amount equal to 99% of Teleclick's authorized share capital on a fully diluted basis. The Company is currently engaged in negotiations with Teleclick regarding the possibility that the Company will convert the Note into ordinary shares of Teleclick and retain Mr. Gamliel as a consultant.

Prior to the execution of the License Agreement, the Intellectual Property was pledged by Gamcom in favor of certain individual creditors and in favor of Bank Hapoalim, to secure repayment of debts owed by Gamcom to such individual creditors and to Bank Hapoalim. In order to terminate the pledges and enable Gamcom to grant the license, the Company repaid Gamcom’s debts to the individual creditors, in the aggregate amount of $191,600, and paid the $84,500 license fee directly to Bank Hapoalim.

Pursuant to the Purchase Option Agreement, Gamcom granted an option to the Company to purchase the Intellectual Property and all associated rights for $1. The Purchase Option Agreement shall remain in effect for a period of 2 years following any termination of the License Agreement.

(12)         Recent Accounting Pronouncements
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

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements. This is accomplished by requiring all entities, except not-for-profit organizations, that prepare consolidated financial statements to (a) clearly identify, label, and present ownership interests in subsidiaries held by parties other than the parent in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) clearly identify and present both the parent’s and the noncontrolling’s interest attributable consolidated net income on the face of the consolidated statement of income; (c) consistently account for changes in parent’s ownership interest while the parent retains its controlling financial interest in subsidiary, and to similarly account for similar transactions; (d) measure any gain, loss, or retained noncontrolling equity at fair value after a subsidiary is deconsolidated; and (e) provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods on or after December 15, 2008. The management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133” (“SFAS No. 161”). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

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

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

POWERRAISE, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008, AND 2007
(Unaudited)

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

On September 19, 2008 we executed a License Agreement and a Purchase Option Agreement with Gamcom Ltd., an Israeli corporation.

The sole shareholder of Gamcom, Mr. Reuven Gamliel, is a major shareholder of our Company.

Pursuant to the License Agreement, Gamcom granted a 3 year non-exclusive license to our Company to use certain intellectual property that is owned by Gamcom and relates to a line of products known as the “CALLECT” products. As consideration we paid a license fee in the amount of $84,500.

The Intellectual Property is integral to the development of the “Click-For-Free-Calls” web application of Teleclick Technologies Ltd. Our Company and Teleclick entered into a Secured Convertible Promissory Note, dated December 3, 2007, pursuant to which we loaned Teleclick an aggregate amount of $300,000 and we have the option, at any time on or before December 3, 2008, to convert all principal and accrued interest under the Note into ordinary shares of Teleclick, up to an amount equal to 99% of Teleclick's authorized share capital on a fully diluted basis. We are currently engaged in negotiations with Teleclick regarding the possibility that the Company will convert the Note into ordinary shares of Teleclick and retain Mr. Gamliel as a consultant.

Prior to the execution of the License Agreement, the Intellectual Property was pledged by Gamcom in favor of certain individual creditors and in favor of Bank Hapoalim, to secure repayment of debts owed by Gamcom to such individual creditors and to Bank Hapoalim. In order to terminate the pledges and enable Gamcom to grant the license, the Company repaid Gamcom’s debts to the individual creditors, in the aggregate amount of $191,600, and paid the $84,500 license fee directly to Bank Hapoalim.

Pursuant to the Purchase Option Agreement, Gamcom granted an option to our Company to purchase the Intellectual Property and all associated rights for $1. The Purchase Option Agreement shall remain in effect for a period of 2 years following any termination of the License Agreement.

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

MATERIAL CHANGES IN FINANCIAL CONDITION

On September 30, 2008, we had cash and cash equivalents of $21,454, as compared to $219 on December 31, 2007. Total assets on September 30, 2008 were $637,227 as compared to $227,950 on December 31, 2007. These increases reflect the receipt of proceeds from the issuance and sale of securities of the Company and stock subscriptions, in the gross amount of $316,000 in the nine months ended September 30, 2008.

Included in our total assets on September 30, 2008 is a loan receivable from Teleclick in the amount of $300,000. This loan was extended to Teleclick pursuant to a secured convertible promissory note dated December 3, 2007. In addition, our total assets on September 30, 2008 include technology acquired from Gamcom Ltd. in the amount of $276,100.

During the three month period ended September 30, 2008,we borrowed $90,000 from Bransville Investment Limited: $50,000 on August 7, 2008 and $40,000 on September 9, 2008. The loans bear interest at the rate of 15% per annum and mature in one year. Accordingly, at September 30, 2008 the Company was indebted to Bransville Investment in the aggregate principal amount of $128,000. During the three months ended September 30, 2008 we also borrowed an aggregate of $92,000 from D. Roseman Ltd., a privately held Israeli investment company. The loans provided by D. Roseman Ltd. bear interest at the rate of 15%. The $52,000 borrowed from D. Roseman Ltd. on August 14, 2008 matures on August 13, 2009. The $20,000 borrowed from D. Roseman Ltd. on September 16, 2008 matures on September 15, 2009. The $20,000 borrowed from D. Roseman Ltd. on September 30, 2008 matures on September 30, 2009. Accordingly, at September 30, 2008 the Company was indebted to D. Roseman Ltd. in the aggregate principal amount of $102,000.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

In the nine months ended September 30, 2008, we incurred a net loss of $255,830, as compared to a net loss of $36,705 in the nine months ended September 30, 2007. The increase of approximately 672% in net losses in 2008 resulted primarily from the increase in professional fees in the amount of $57,329 as compared to $21,313 , for the same period in the year 2007 , primarily resulting from increased Company operating activity , and from management compensation amounting to $178,833 as compared to no management compensation expense in the nine months ended September 30, 2007. This expense was incurred pursuant to our employment agreement with Arik Hertz, our chief executive officer, which became effective on March 1, 2008 . From inception to September 30, 2008 we have incurred cumulative net losses of $447,640.

GOING CONCERN

The Company has incurred an operating loss since inception, had negative working capital as of September 30, 2008, and the cash resources of the Company were insufficient to meet its planned business objectives. As described in more detail in Note 2 to the accompanying financial statements, these and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Evaluation of Effectiveness of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report, being the three month period ended September 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the results of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective and provide reasonable assurance that material information related to our company is recorded, processed and reported in a timely manner.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, is responsible for the design of internal controls over financial reporting. The fundamental issue is to ensure all transactions are properly authorized and identified and entered into a well-designed, robust and clearly understood system on a timely basis to minimize risk of inaccuracy, failure to fairly reflect transactions, failure to fairly record transactions necessary to present financial statements in accordance with the U.S. GAAP, unauthorized receipts and expenditures or the inability to provide assurance that unauthorized acquisitions or dispositions of assets can be detected. The small size of our Company makes the identification and authorization process relatively simple and efficient and a process for reviewing internal controls over financial reporting has been developed. To the extent possible given our Company's small size, the internal control procedures provide for separation of duties for handling, approving and coding invoices, entering transactions into the accounts, writing checks and requests for wire transfers. As of September 30, 2008, our Chief Executive Officer and Chief Financial Officer conclude that our system of internal controls is adequate and comparable to those of issuers of a similar size and nature. There were no significant changes to our internal controls or in other factors that could significantly affect these controls during the most recent quarter ended September 30, 2008, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

On July 29, 2008 the Company sold 500,000 shares of Common Stock for $100,000 and on August 26, 2008 the Company sold 180,000 shares of Common Stock for $36,000. These shares were offered and sold without registration, pursuant to an exemption from the registration requirements of the Securities Act of 1933 under Regulation S, in an offshore transaction (as defined in Regulation S) which was negotiated, consummated and closed outside the United States. The subscriber represented that he is not a U.S. Person (as defined in Regulation S), there were no directed selling efforts (as defined in Regulation S) and the appropriate offering restrictions were implemented.

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

POWERRAISE, INC.

By:	/s/ Arik Hertz
Arik Hertz, Chief Executive Officer
Dated: November 13, 2008

By:	/s/ Asher Zwebner
Asher Zwebner, Chief Financial Officer
Dated: November 13, 2008